Form 10-Q
period 1996-03-31
G I HOLDINGS INC
filed 1996-05-15
CIK 845806

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended March 31, 1996

                                      OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-26703

                               G-I HOLDINGS INC.
            (Exact name of registrant as specified in its charter)



      Delaware                                                 13-3483838
(State of Incorporation)                                   (I. R. S. Employer
                                                            Identification No.)


 818 Washington Street, Wilmington, Delaware                        19801
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code             (302) 429-8525

                               (Not applicable)
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES   /X/         NO      / /

As of May 13, 1996, the Registrant had 100 shares of common stock, $.01 par value, outstanding.

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS

                               G-I HOLDINGS INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                       Quarter Ended
                                                   ----------------------
                                                   April 2,     March 31,
                                                     1995         1996
                                                   --------     ---------
                                                        (Thousands)

     Net sales.................................    $ 306,433    $ 340,695
                                                   ---------    ---------
     Costs and expenses:
       Cost of products sold...................      205,445      225,876
       Selling, general and administrative.....       61,030       69,918
       Goodwill amortization...................        3,477        3,598
                                                   ---------    ---------
         Total costs and expenses..............      269,952      299,392
                                                   ---------    ---------

     Operating income..........................       36,481       41,303
     Interest expense..........................      (35,085)     (37,799)
     Equity in earnings of joint venture.......          450        1,414
     Other income, net.........................        7,511       12,680
                                                   ---------    ---------

     Income from continuing operations before
      income taxes and extraordinary item......        9,357       17,598
     Income taxes..............................       (3,636)      (6,683)
     Minority interest in income of subsidiary        (2,894)      (3,496)
                                                   ---------    ---------

     Income from continuing operations before
       extraordinary item......................        2,827        7,419
     Discontinued operation (Note A):
       Income (loss) from discontinued
         operation, net of income tax benefits.          (29)        (300)
                                                   ---------    ---------

     Income before extraordinary item..........        2,798        7,119
     Extraordinary item, net of income tax
       benefit of $5,016 (Note B)..............            -       (8,186)
                                                   ---------    ---------
     Net income (loss).........................    $   2,798    $  (1,067)
                                                   =========    =========


                See Notes to Consolidated Financial Statements

                               G-I HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS


                                                  December 31,  March 31,
                                                      1995         1996
                                                  ------------  ---------
     ASSETS                                               (Thousands)
     Current Assets:
       Cash....................................... $   67,987  $   48,575
       Investments in trading securities..........     23,331      20,589
       Investments in available-for-sale
         securities...............................    164,804     137,239
       Investments in held-to-maturity securities.     15,017      16,693
       Accounts receivable, trade, net............     74,548      90,275
       Accounts receivable, other.................     36,750      74,889
       Insurance receivable.......................     15,226      20,711
       Inventories................................    175,486     189,955
       Deferred income tax benefits...............     42,627      42,627
       Other current assets.......................     11,063      11,012
                                                   ----------   ---------
         Total Current Assets.....................    626,839     652,565
     Investment in limited partnership............    450,000     450,000
     Property, plant and equipment, net...........    708,883     708,960
     Goodwill, net................................    477,923     472,929
     Insurance receivable.........................    185,216     177,624
     Receivable from parent company...............      8,662       8,646
     Net assets of discontinued operation.........     13,582      13,504
     Other assets.................................     89,769      83,586
                                                   ----------   ---------
     Total Assets................................. $2,560,874  $2,567,814
                                                   ==========  ==========
     LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
     Current Liabilities:
       Short-term debt............................ $   36,199  $   22,450
       Current maturities of long-term debt.......      9,387       3,432
       Accounts payable...........................     95,053      95,453
       Accrued liabilities........................    106,271     111,914
       Reserve for asbestos claims................     84,441      76,262
       Income taxes...............................      5,487       6,696
                                                   ----------   ---------
         Total Current Liabilities................    336,838     316,207
                                                   ----------   ---------
       Long-term debt less current maturities.....  1,550,347   1,589,593
                                                   ----------   ---------
       Deferred income taxes......................     89,931      91,281
                                                   ----------   ---------
       Reserve for asbestos claims................    297,439     283,313
                                                   ----------   ---------
       Other liabilities..........................    174,429     170,738
                                                   ----------   ---------
       Minority interest in subsidiaries..........    113,597     117,603
                                                   ----------   ---------
     Shareholder's Equity (Deficit):
       Common stock, $.01 par value per share;
         1,000 shares authorized: 100 shares
         issued and outstanding...................          -           -
       Additional paid-in capital.................     50,129      50,338
       Excess of purchase price over the adjusted
         historical cost of the predecessor company
         shares owned by GAF's shareholders.......    (72,605)    (72,605)
       Retained earnings..........................      6,213       4,146
       Cumulative translation adjustment and other     14,556      17,200
                                                   ----------   ---------
         Shareholder's Equity (Deficit)...........     (1,707)       (921)
                                                   ----------   ---------
     Total Liabilities and Shareholder's Equity
       (Deficit).................................. $2,560,874  $2,567,814
                                                   ==========  ==========

                See Notes to Consolidated Financial Statements

                               G-I HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Quarter Ended
                                                      --------------------
                                                      April 2,   March 31,
                                                        1995       1996
                                                      --------   ---------
                                                           (Thousands)

     Cash and cash equivalents, beginning of
       period......................................   $147,144   $ 91,318
                                                      --------   --------
     Cash provided by (used in) operating activities:
       Net income (loss)...........................      2,798     (1,067)
       Adjustments to reconcile net income (loss)
         to net cash used in operating activities:
           Non-cash extraordinary charge...........          -      8,143
           Loss from discontinued operation........         29        300
           Depreciation............................     13,357     14,883
           Goodwill amortization...................      3,477      3,598
           Deferred income taxes...................        518     (1,740)
           Non-cash interest charges...............     19,891     18,801
       (Increase) decrease in working capital items   (59,143)    (43,409)
       Payments of asbestos claims, net............   (16,441)    (22,212)
       Change in cumulative translation adjustment.     7,979      (2,307)
       Other, net..................................    (5,912)      5,938
                                                     --------    --------
         Net cash used in continuing operations....   (33,447)    (19,072)
         Net cash provided by (used in)
           discontinued operations.................       110        (222)
                                                     --------    --------
         Net cash used in operating activities.....   (33,337)    (19,294)
                                                     --------    --------
     Cash provided by (used in) investing activities:
       Capital expenditures and acquisition........   (12,048)    (14,756)
       Purchases of available-for-sale securities..   (97,515)    (49,261)
       Purchases of held-to-maturity securities....    (3,285)    (17,116)
       Designation of securities as available-for-
         sale......................................    (2,697)          -
       Proceeds from sales of available-for-sale
         securities................................    42,031      85,445
       Proceeds from held-to-maturity securities...         -      15,439
                                                     --------    --------
         Net cash provided by (used in) investing
           activities..............................   (73,514)     19,751
                                                     --------    --------
     Cash provided by (used in) financing activities:
       Proceeds (repayments) from sales of accounts
         receivable................................     2,949     (12,055)
       Increase (decrease) in short-term debt......    23,695     (14,081)
       Increase in long-term debt, net.............     6,712       5,001
       Decrease in restricted cash.................    16,503           -
       Decrease in loan from parent company........    (1,800)          -
       Dividends paid to parent company............   (24,010)     (1,046)
       Subsidiary's repurchases of common stock....    (2,445)       (464)
       Other, net..................................      (184)         34
                                                     --------    --------
         Net cash provided by (used in) financing
           activities..............................    21,420     (22,611)
                                                     --------    --------
     Net change in cash and cash equivalents.......   (85,431)    (22,154)
                                                     --------    --------
     Cash and cash equivalents, end of period......  $ 61,713    $ 69,164
                                                     ========    ========
     Supplemental Cash Flow Information:
       Cash paid during the period for:
         Interest (net of amount capitalized)......  $ 17,560*   $ 18,632*
         Income taxes..............................     2,823       1,953

     *Includes interest paid on partnership non-recourse debt of $8 million for each of the first quarters of 1995 and 1996.

                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The "Company" refers to G-I Holdings Inc. and its subsidiaries, and the "Registrant" refers to G-I Holdings Inc. These financial statements reflect, in the opinion of the Registrant, all adjustments necessary to present fairly the financial position of the Company at December 31, 1995 and March 31, 1996, and the results of operations and cash flows for the periods ended April 2, 1995 and March 31, 1996. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K").


NOTE A:   Discontinued Operation

               On March 14, 1996, the Company agreed to sell WAXQ, a commercial radio station operated by GAF Broadcasting Company, Inc. ("GAF Broadcasting"), a wholly-owned subsidiary of the Company, to Entertainment Communications, Inc. (which has in turn agreed to transfer the station to Viacom, Inc.) for a purchase price of $90 million. The transaction is subject to a number of conditions, including obtaining the consent of the Federal Communications Commission. Accordingly, GAF Broadcasting is reported as a discontinued operation at March 31, 1996, and the consolidated financial statements have been reclassified to report separately the net assets and operating results of GAF Broadcasting. The Company's prior year financial statements have been restated to reflect continuing operations.

               Net assets of GAF Broadcasting at March 31, 1996 consist primarily of fixed assets and intangibles. The gain on disposal will be recorded when the sale is completed.

               Summary operating results for GAF Broadcasting for the first quarters of 1995 and 1996 are as follows:

                                                First Quarter
                                              -----------------
                                               1995       1996
                                              ------     ------
                                                 (Thousands)

                 Sales                        $1,475     $1,214
                 Loss before income taxes        (47)      (484)
                 Income tax benefit               18        184
                 Net loss                        (29)      (300)


NOTE B:   Extraordinary Item

               In February 1996, the Registrant completed the exchange of $189.3 million in accreted value of its outstanding Senior Discount Notes due 1998, representing 36.7% of the total issue, for $200 million of its new Senior Notes due February 15, 2006, which bear interest payable in cash at the rate of 10% per annum. In connection therewith, the Company recorded an extraordinary loss of $8.2 million, net of related income tax benefit of $5 million.

NOTE C:   Business Segment Information:

                                                    First Quarter
                                               ---------------------
                                                 1995          1996
                                               -------        ------
                                                     (Millions)
          Net Sales:
          ISP*..........................      $ 167.8        $ 174.0
          Building Materials............        138.6          166.7
                                              -------        -------
            Total.......................      $ 306.4        $ 340.7
                                              =======        =======

          Operating Income:
          ISP...........................      $  31.2        $  34.2
          Building Materials............          7.0            7.7
          Other.........................         (1.7)           (.6)
                                              -------        -------
            Total.......................      $  36.5        $  41.3
                                              =======        =======

          * Excludes sales by International Specialty Products Inc. ("ISP") to Building Materials Corporation of America ("BMCA") and U.S. Intec, Inc. ("USI").


NOTE D:   Inventories consist of the following:

                                            December 31,     March 31,
                                                1995            1996
                                            ------------     ---------
                                                     (Thousands)

          Finished goods...............       $ 106,157      $ 118,253
          Work in process..............          28,134         30,707
          Raw materials and supplies...          44,336         44,339
                                              ---------      ---------
            Total......................         178,627        193,299
          Less LIFO reserve............          (3,141)        (3,344)
                                              ---------      ---------
          Inventories..................       $ 175,486      $ 189,955
                                              =========      -========


NOTE E:   Contingencies

          Asbestos Claims Filed Against GAF

               As of March 31, 1996, GAF Corporation ("GAF"), the parent of the Registrant, had been named as a defendant in approximately 48,400 pending lawsuits involving alleged health claims relating to the inhalation of asbestos fiber ("Asbestos Claims"), having resolved approximately 205,000 Asbestos Claims. Plaintiffs in approximately 12,900 of the pending lawsuits were preliminarily enjoined from proceeding with their claims other than in accordance with the pending class-action settlement of future asbestos bodily injury claims (the "Settlement"). Since December 31, 1995, GAF has settled approximately 3,900 Asbestos Claims and received notice of approximately 3,200 new Asbestos Claims (of which approximately 2,300 are subject to the preliminary injunction). On May 10, 1996, the United States Court of Appeals for the Third Circuit (the "Third Circuit") issued an opinion, concluding that the class action was not certifiable as a class action, thus reversing the decision of the lower court which (i) found the Settlement fair and reasonable and (ii) issued the preliminary injunction. The Company intends to pursue vigorously a continuation of the preliminary injunction and a rehearing before the Third Circuit en banc and ultimately, if necessary, an appeal of the Third Circuit's decision to the United States Supreme Court. The Company continues to believe the Settlement will ultimately be upheld on appeal.

               The reserves of GAF and the Company for asbestos bodily injury claims, as of March 31, 1996, were approximately $359.6 million (before estimated present value of recoveries from products liability insurance policies of approximately $185.6 million and related deferred tax benefits of approximately $66.8 million). Certain components of the asbestos-related liability and the related insurance recoveries have been reflected on a discounted basis in the Company's financial statements. The aggregate undiscounted liability, as of March 31, 1996, before estimated recoveries from products liability insurance policies, was $401.9 million. The estimate of liability for Asbestos Claims is based on the Settlement becoming effective and on assumptions which relate, among other things, to the number of new cases filed, the cost of resolving (either by settlement or litigation or through the mechanism established by the Settlement) pending and future claims, the realization of related tax benefits, the favorable resolution of pending litigation against certain insurance companies and the amount of GAF's recoveries from various insurance companies.

               The Company believes that the reserves established on its books (which reflect the discounting of a portion of the liabilities), together with anticipated available insurance proceeds, will be sufficient to satisfy all pending Asbestos Claims and all claims anticipated to be resolved during the ten-year period of the Settlement. There can be no assurance, however, that the assumptions referred to above are correct.

               Although any opinion is necessarily judgmental and must be based on information currently known, it is the opinion of GAF and the Company, based on the assumptions referred to above and their analysis of their future business, financial prospects and cash flows, that asbestos-related bodily injury claims will not, individually or in the aggregate, have a materially adverse effect on the respective financial positions, results of operations or liquidity of GAF and the Company, after giving effect to the aforementioned reserves. Although management believes that the Settlement will ultimately be upheld on appeal, in the event that the Third Circuit's decision is not reversed and the Settlement is not upheld, or the conditions to the effectiveness of the Settlement are not satisfied, GAF and the Company could be required to increase their estimates of the discounted asbestos-related liabilities, and it is not currently possible to estimate the range or amount of such possible additional liability.

               GAF has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos-containing materials from public and private buildings. Since these actions were first initiated 13 years ago, GAF has not only successfully disposed of approximately 138 such cases at an average disposition cost (including cases disposed of at no cost to GAF) of approximately $13,500 per case (all of which have been paid by insurance under reservation of rights), but is a co-defendant in only 10 remaining lawsuits.


          Environmental Litigation

               The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods.

               At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company estimates that its liability in respect of all Environmental Claims and certain other environmental compliance expenses, as of March 31, 1996, will be approximately $30 million, before insurance recoveries reflected on the Company's balance sheet (discussed below) of $12.5 million ("estimated recoveries"). In the opinion of the Company's management, the resolution of the Environmental Claims should not be, individually or in the aggregate, material to the results of operations, liquidity or financial position of the Company.
          However, adverse decisions or events, particularly as to the liability and the financial responsibility of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

               After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and it may receive amounts substantially in excess thereof. The Company believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although the Company's insurers have not affirmed a legal obligation under the policies to provide indemnity for such claims.

               The estimated recoveries are based in part upon interim agreements with certain insurers. The Company terminated these agreements in 1995 and commenced litigation seeking amounts substantially in excess of the estimated recoveries. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

               For further information regarding asbestos-related and environmental matters, reference is made to "Item 3. Legal Proceedings" in the Company's Form 10-K.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter 1996 Compared With
                        First Quarter 1995


     The Company recorded a first quarter 1996 net loss of $1.1 million compared with net income of $2.8 million in the first quarter of 1995. The net loss for this year's quarter reflected an extraordinary charge of $8.2 million (net of a related income tax benefit of $5 million) related to the exchange of a portion of G-I Holdings' senior debt (see Note B to Consolidated Financial Statements). The net results for the first quarter of 1996 also reflected higher operating income and other income, partially offset by increased interest expense.

     The Company's first quarter operating income was $41.3 million, an increase of 13% over last year's $36.5 million, resulting primarily from higher operating income for ISP. Net sales for the first quarter increased by 11% to $340.7 million from last year's $306.4 million.

     ISP's net sales (excluding sales to BMCA and USI) were $174 million for the first quarter of 1996 compared with $167.8 million for the same period last year. The 4% sales growth was attributable to increased sales of specialty chemicals (up $9 million or 6%), primarily reflecting increased sales volumes and higher selling prices. This increase resulted from increased sales in the U.S., Europe and the Western Hemisphere. Sales for the mineral products business (excluding sales to BMCA and USI) decreased by $2.8 million (28%) due to lower sales volumes resulting from a lost customer and adverse weather conditions.

     ISP's operating income for the first quarter of 1996 increased by 10% to $34.2 million from last year's $31.2 million. The increase in operating income was attributable to higher specialty chemicals operating income (up $5.6 million or 22%), partially offset by lower mineral products results (down $1.5 million or 37%). The higher specialty chemicals operating income resulted from the higher sales levels and improved gross margins (up 3.2 percentage points) due primarily to improved price/cost margins and continued benefits from the Company's reengineering program.

     The Company's building materials business ("Building Materials") is conducted through two wholly-owned subsidiaries, BMCA and USI. Building Materials' net sales for the first quarter were $166.7 million, a 20% increase over last year's sales of $138.6 million, primarily reflecting sales of USI, which was acquired in October 1995, and also reflecting 5% higher BMCA sales due to higher average selling prices and increased unit volumes of commercial roofing products.

     Operating income for Building Materials for the first quarter of 1996 was $7.7 million compared with $7 million recorded in last year's quarter. The higher operating income resulted from the higher sales volumes and from improved BMCA gross margins (up .7 percentage point) resulting primarily from higher average selling prices, partially offset by an operating loss of $.4 million at USI.

     Interest expense increased to $37.8 million for the first quarter of this year compared with $35.1 million for the same period last year. The increase was due primarily to higher debt levels.

     Other income, net for the first quarter was $12.7 million compared with $7.5 million for the first quarter of 1995, with the increase primarily attributable to higher investment income and gains associated with ISP's program to hedge certain of its foreign currency exposures.


Liquidity and Financial Condition

     During the first quarter of 1996, the Company used $19.3 million of cash for operations, invested $14.8 million in capital expenditures and an acquisition, and generated $34.5 million from net sales of available-for-sale and held-to-maturity securities, for a net cash inflow of $.5 million before financing activities. Such cash inflow was net of $22.2 million in net payments of asbestos claims.

     Cash invested in additional working capital totaled $43.4 million during the first quarter of 1996. This amount principally reflected a $41.7 million increase in receivables due mainly to higher sales in March 1996 versus December 1995, and a $14.2 million increase in inventories due primarily as a result of a seasonal increase for Building Materials. Cash from operations in the first quarter included a $5.1 million dividend received from the GAF-Huls Chemie GmbH joint venture.

     Net cash used in financing activities during the first quarter of 1996 was $22.6 million, principally comprised of a $14.1 million decrease in short-term borrowings , $12.1 million of repayments related to the sale of receivables, and $1 million in dividends paid to GAF, partially offset by a net increase in long-term debt of $5 million.

     As a result of the foregoing factors, cash and cash equivalents decreased by $22.2 million during the first quarter of 1996 to $69.2 million (excluding $137.2 million of available-for-sale securities and $16.7 million of held-to-maturity securities).

     In February 1996, the Registrant completed the exchange of $189.3 million in accreted value of its outstanding Senior Discount Notes due 1998, representing 36.7% of the total issue, for $200 million of its new Senior Notes due February 15, 2006, which bear interest payable in cash at the rate of 10% annum.

     On March 14, 1996, the Company agreed to sell WAXQ, a commercial radio station operated by GAF Broadcasting Company, Inc., a wholly-owned subsidiary of the Company, to Entertainment Communications, Inc. (which has in turn agreed to transfer the station to Viacom, Inc.) for a purchase price of $90 million. The transaction is subject to a number of conditions, including obtaining the consent of the Federal Communications Commission.

     As of March 31, 1996, $30.4 million of letters of credit were outstanding under BMCA's revolving lines of credit and no amounts had been borrowed thereunder.

     ISP's bank credit agreements and the indentures relating to ISP's 9% Senior Notes and BMCA's Senior Deferred Coupon Notes contain restrictions which limit the amount of dividends and loans that may be made to affiliates, including the Registrant. As of March 31, 1996, ISP could have paid dividends in the aggregate amount of $59.5 million, of which $49 million would have been available to the Registrant, and could have made loans to affiliates of $57.7 million, and BMCA could have paid dividends of up to $37.3 million. In addition, as of March 31, 1996, loans in the aggregate amount of $97.2 million were owed by ISP to the Registrant, and a loan of $21.9 million was owed by BMCA to the Registrant.

     See Note E to Consolidated Financial Statements for information regarding contingencies.

                                    PART II

                               OTHER INFORMATION




Item 1.  Legal Proceedings

     The discussion relating to legal proceedings contained in Note E to Consolidated Financial Statements in Part I is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b) No Reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          G-I Holdings Inc.



  DATE: May 14, 1996                  BY: /s/James P. Rogers
        ------------                      ----------------------------
                                          James P. Rogers
                                          Senior Vice President and
                                           Chief Financial Officer





  DATE: May 14, 1996                  BY: /s/Jonathan H. Stern
        ------------                      -----------------------------
                                          Jonathan H. Stern
                                          Vice President and Controller