Form 10-Q
period 1996-06-30
G I HOLDINGS INC
filed 1996-08-14
CIK 845806

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended June 30, 1996

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


YES  /X/          NO  / /


As of August 12, 1996, the Registrant had 100 shares of common stock, $.01 par value, outstanding.

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                               G-I HOLDINGS INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                     Second Quarter Ended    Six Months Ended
                                     --------------------   ------------------
                                      July 2,     June 30,   July 2,  June 30,
                                       1995         1996      1995      1996
                                     --------     --------  --------  --------
                                                        (Thousands)

Net sales..........................  $348,200     $402,213  $654,633  $742,908
                                     --------     --------  --------  --------

Costs and expenses:
  Cost of products sold............   225,418      260,424   430,863   486,300
  Selling, general and
    administrative.................    68,338       80,739   129,368   150,657
  Goodwill amortization............     3,476        3,617     6,953     7,215
                                     --------     --------  --------  --------
    Total costs and expenses.......   297,232      344,780   567,184   644,172
                                     --------     --------  --------  --------

Operating income...................    50,968       57,433    87,449    98,736
Interest expense...................   (36,559)     (37,346)  (71,644)  (75,145)
Equity in earnings of joint venture     1,500        1,736     1,950     3,150
Other income, net..................     7,323       10,628    14,834    23,308
                                     --------     --------  --------  --------

Income from continuing operations
  before income taxes and
  extraordinary item...............    23,232       32,451    32,589    50,049
Income taxes.......................    (9,047)     (12,321)  (12,683)  (19,004)
Minority interest in income of
  subsidiaries.....................    (3,399)      (3,914)   (6,293)   (7,410)
                                     --------     --------  --------  --------

Income from continuing operations
  before extraordinary item........    10,786       16,216    13,613    23,635
Discontinued operation (Note A):
  Income from discontinued
    operation, net of income taxes.       529          552       500       252
                                     --------     --------  --------  --------

Income before extraordinary item...    11,315       16,768    14,113    23,887
Extraordinary item, net of income
  tax benefit of $5,016 (Note B)...         -            -         -    (8,186)
                                     --------     --------  --------  --------

Net income.........................  $ 11,315     $ 16,768  $ 14,113  $ 15,701
                                     ========     ========  ========  ========

                See Notes to Consolidated Financial Statements

                               G-I HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,      June 30,
                                                        1995            1996
                                                    ------------    ----------
ASSETS                                                     (Thousands)
Current Assets:
  Cash..........................................     $   67,987     $   17,852
  Investments in trading securities.............         23,331         12,068
  Investments in available-for-sale securities..        164,804        176,646
  Investments in held-to-maturity securities....         15,017         15,754
  Accounts receivable, trade, net...............         74,548         91,790
  Accounts receivable, other....................         36,750         82,918
  Insurance receivable..........................         15,226         27,940
  Inventories...................................        175,486        182,583
  Deferred income tax benefits..................         42,627         42,627
  Net assets of discontinued operation..........              -         13,533
  Other current assets..........................         11,063          9,671
                                                     ----------     ----------
    Total Current Assets........................        626,839        673,382
Investment in limited partnership...............        450,000        450,000
Property, plant and equipment, net..............        708,883        710,391
Goodwill, net...................................        477,923        470,047
Insurance receivable............................        185,216        172,514
Receivable from parent company..................          8,662          8,629
Net assets of discontinued operation............         13,582              -
Other assets....................................         89,769         85,585
                                                     ----------     ----------
Total Assets....................................     $2,560,874     $2,570,548
                                                     ==========     ==========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
  Short-term debt...............................     $   36,199     $   32,369
  Current maturities of long-term debt..........          9,387          3,707
  Accounts payable..............................         95,053        100,643
  Accrued liabilities...........................        106,271        125,476
  Reserve for asbestos claims...................         84,441         78,748
  Income taxes..................................          5,487          6,403
                                                     ----------     ----------
    Total Current Liabilities...................        336,838        347,346
                                                     ----------     ----------
Long-term debt less current maturities..........      1,550,347      1,565,134
                                                     ----------     ----------
Deferred income taxes...........................         89,931         98,995
                                                     ----------     ----------
Reserve for asbestos claims.....................        297,439        262,786
                                                     ----------     ----------
Other liabilities...............................        174,429        168,105
                                                     ----------     ----------
Minority interest in subsidiaries...............        113,597        118,083
                                                     ----------     ----------

Shareholder's Equity (Deficit):
  Common stock, $.01 par value per share;
    1,000 shares authorized: 100 shares issued
    and outstanding.............................              -              -
  Additional paid-in capital....................         50,129         50,609
  Excess of purchase price over the adjusted
    historical cost of the predecessor company
    shares owned by GAF's shareholders..........        (72,605)       (72,605)
  Retained earnings.............................          6,213         19,914
  Cumulative translation adjustment and other...         14,556         12,181
                                                     ----------     ----------
    Shareholder's Equity (Deficit)..............         (1,707)        10,099
                                                     ----------     ----------
Total Liabilities and Shareholder's Equity
  (Deficit).....................................     $2,560,874     $2,570,548
                                                     ==========     ==========

                See Notes to Consolidated Financial Statements

                               G-I HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                          --------------------
                                                           July 2,    June 30,
                                                            1995        1996
                                                          --------    --------
                                                               (Thousands)

Cash and cash equivalents, beginning of period.........   $147,144    $ 91,318
                                                          --------    --------

Cash provided by operating activities:
  Net income...........................................     14,113      15,701
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Non-cash extraordinary charge....................          -       8,143
      Income from discontinued operation...............       (500)       (252)
      Depreciation.....................................     27,253      30,423
      Goodwill amortization............................      6,953       7,215
      Deferred income taxes............................      6,718       8,309
      Non-cash interest charges........................     40,209      34,794
  (Increase) decrease in working capital items.........    (61,379)    (54,979)
  Payments of asbestos claims, net.....................    (31,619)    (44,756)
  Change in cumulative translation adjustment..........      7,108      (4,846)
  Other, net...........................................     (4,112)      8,034
                                                          --------    --------
    Net cash provided by continuing operations  .......      4,744       7,786
    Net cash provided by discontinued operation........        792         301
                                                          --------    --------
    Net cash provided by operating activities  ........      5,536       8,087
                                                          --------    --------

Cash used in investing activities:
  Capital expenditures and acquisition.................    (28,088)    (30,617)
  Purchases of available-for-sale securities...........   (186,460)   (175,511)
  Purchases of held-to-maturity securities.............     (9,543)    (17,491)
  Designation of trading securities as available-for-
    sale...............................................     (2,697)    (18,325)
  Proceeds from sales of available-for-sale securities.    113,255     186,307
  Proceeds from held-to-maturity securities............          -      16,753
                                                          --------    --------
    Net cash used in investing activities..............   (113,533)    (38,884)
                                                          --------    --------

Cash provided by (used in) financing activities:
  Proceeds from sales of accounts receivable...........     23,089      16,378
  Increase (decrease) in short-term debt...............     22,856      (4,162)
  Decrease in long-term debt...........................    (21,865)    (33,991)
  Decrease in restricted cash..........................     24,484           -
  Decrease in loan from parent company.................     (1,800)          -
  Financing fees and expenses..........................        (98)     (2,460)
  Dividends paid to parent company.....................    (27,191)     (1,531)
  Subsidiary's repurchases of common stock.............    (11,173)     (4,816)
  Other, net...........................................       (164)        (19)
                                                          --------    --------
    Net cash provided by (used in) financing activities      8,138     (30,601)
                                                          --------    --------
Net change in cash and cash equivalents................    (99,859)    (61,398)
                                                          --------    --------
Cash and cash equivalents, end of period...............   $ 47,285    $ 29,920
                                                          ========    ========

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)...............   $ 30,497*   $ 32,188*
    Income taxes.......................................      4,850       4,879

* Includes interest paid on partnership non-recourse debt of $16 million for each of the first six months of 1995 and 1996.

                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The "Company" refers to G-I Holdings Inc. and its subsidiaries, and the "Registrant" refers to G-I Holdings Inc. These financial statements reflect, in the opinion of the Registrant, all adjustments necessary to present fairly the financial position of the Company at December 31, 1995 and June 30, 1996, and the results of operations and cash flows for the periods ended July 2, 1995 and June 30, 1996. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K").

NOTE A:   Discontinued Operation

               On August 1, 1996, the Company completed the sale of WAXQ, a commercial radio station operated by GAF Broadcasting Company, Inc. ("GAF Broadcasting"), a wholly-owned subsidiary of the Company, for a purchase price of $90 million. The gain on disposal of approximately $47.5 million, after income taxes of approximately $26.7 million, will be recorded in the third quarter of 1996.

               Accordingly, GAF Broadcasting is reported as a discontinued operation, and the consolidated financial statements have been reclassified to report separately the net assets and operating results of GAF Broadcasting. The Company's prior year financial statements have been restated to reflect continuing operations. Net assets of GAF Broadcasting at June 30, 1996 consisted primarily of fixed assets and intangibles.

               Summary operating results for GAF Broadcasting for the second quarter and first six months of 1995 and 1996 are as follows:

                                           Second Quarter    First Six Months
                                           --------------    ----------------
                                            1995    1996       1995    1996
                                           ------  ------     ------  ------
                                                      (Thousands)

             Sales                         $2,448  $2,281     $3,923  $3,495
             Income before income taxes       779     890        732     406
             Income taxes                    (250)   (338)      (232)   (154)
             Net income                       529     552        500     252

NOTE B:   Extraordinary Item

               In February 1996, the Registrant completed the exchange of $189.3 million in accreted value of its outstanding Senior Discount Notes due 1998, representing approximately 35% of the total issue, for $200 million of its new Senior Notes due February 15, 2006, which bear interest payable in cash at the rate of 10% per annum. In connection therewith, the Company recorded an extraordinary loss of $8.2 million, net of related income tax benefit of $5 million.

NOTE C:   Business Segment Information:

                                        Second Quarter    First Six Months
                                        --------------    ----------------
                                         1995    1996       1995    1996
                                        ------  ------     ------  ------
                                                   (Millions)
          Net Sales:
          ISP*......................    $171.1  $172.1     $338.9  $346.1
          Building Materials........     177.1   230.1      315.7   396.8
                                        ------  ------     ------  ------
            Total...................    $348.2  $402.2     $654.6  $742.9
                                        ======  ======     ======  ======

          Operating Income:
          ISP.......................    $ 36.2  $ 38.0     $ 67.4  $ 72.2
          Building Materials........      15.8    20.7       22.8    28.3
          Other.....................      (1.0)   (1.3)      (2.8)   (1.8)
                                        ------  ------     ------  ------
            Total...................    $ 51.0  $ 57.4     $ 87.4  $ 98.7
                                        ======  ======     ======  ======

     * Excludes sales by International Specialty Products Inc. and its subsidiaries ("ISP") to Building Materials Corporation of America ("BMCA") and U.S. Intec, Inc. ("USI").


NOTE D: On July 26, 1996, ISP refinanced its $250 million long-term revolving credit facility and $150 million one-year revolving credit facility with a $400 million five-year revolving credit facility (the "ISP Credit Agreement"). Borrowings under the ISP Credit Agreement bear interest at a floating rate based on the banks' base rate, federal funds rate, Eurodollar rate or a competitive bid rate (which may be based on LIBOR or money market rates), at the option of ISP.

               The ISP Credit Agreement permits ISP to make loans to affiliates and to make available letters of credit for the benefit of affiliates in an aggregate amount of up to $75 million. As of June 30, 1996, $2.3 million of letters of credit for the benefit of affiliates were outstanding.

               The ISP Credit Agreement permits ISP to pay cash dividends and make other restricted payments (as defined) of up to the sum of $50 million plus 50% of the sum of its consolidated net income (if positive) after January 1, 1996 plus the aggregate net cash proceeds from issuance of ISP's common stock after December 31, 1995.

              In June 1996, BMCA's bank credit facilities were extended to June 1997 on the same terms and conditions. Such facilities provide for revolving lines of credit of up to $30 million and letters of credit facilities of up to $39 million, provided that total borrowings and outstanding letters of credit may not exceed $40 million.

NOTE E:   Inventories consist of the following:

                                               December 31,    June 30,
                                                   1995          1996
                                               ------------    --------
                                                       (Thousands)
          Finished goods.....................     $106,157     $110,155
          Work in process....................       28,134       32,054
          Raw materials and supplies.........       44,336       44,552
                                                  --------     --------
            Total............................      178,627      186,761
          Less LIFO reserve..................       (3,141)      (4,178)
                                                  --------     --------
          Inventories........................     $175,486     $182,583
                                                  ========     ========


NOTE F:   Contingencies

          Asbestos Claims Filed Against GAF

               As of June 30, 1996, GAF Corporation ("GAF"), the parent of the Registrant, had been named as a defendant in approximately 46,500 pending lawsuits involving alleged health claims relating to the inhalation of asbestos fiber ("Asbestos Claims"), having resolved approximately 220,000 Asbestos Claims. Plaintiffs in approximately 19,500 of the pending lawsuits were preliminary enjoined from proceeding with their claims other than in accordance with the pending class-action settlement of future asbestos bodily injury claims (the "Settlement"). Since December 31, 1995, GAF has settled approximately 18,700 Asbestos Claims and received notice of approximately 15,500 new Asbestos Claims (of which approximately 11,900 are subject to the preliminary injunction). On May 10, 1996, the United States Court of Appeals for the Third Circuit (the "Third Circuit") issued an opinion, concluding that the class action was not certifiable as a class action, thus reversing the decision of the lower court which (i) found the Settlement fair and reasonable and
          (ii) issued the preliminary injunction. The Company intends to file a petition for a writ of certiorari with the United States Supreme Court to pursue an appeal of the Third Circuit's decision. The Company continues to believe the Settlement should ultimately be upheld on appeal, although there can be no assurance in this regard.

               The reserves of GAF and the Company for asbestos bodily injury claims, as of June 30, 1996, were approximately $341.5 million (before estimated present value of recoveries from products liability insurance policies of approximately $188.1 million and related deferred tax benefits of approximately $54.9 million). Certain components of the asbestos-related liability and the related insurance recoveries have been reflected on a discounted basis in the Company's financial statements. The aggregate undiscounted liability, as of June 30, 1996, before estimated recoveries from products liability insurance policies, was $380.9 million. The estimate of liability for Asbestos Claims is based on the Settlement becoming effective and on assumptions which relate, among other things, to the number of new cases filed, the cost of resolving (either by settlement or litigation or through the mechanism established by the Settlement) pending and future claims, the realization of related tax benefits, the favorable resolution of pending litigation against certain insurance companies and the amount of GAF's recoveries from various insurance companies.

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

               Although any opinion is necessarily judgmental and must be based on information currently known, it is the opinion of GAF and the Company, based on the assumptions referred to above and their analysis of their future business, financial prospects and cash flows, that asbestos-related bodily injury claims will not, individually or in the aggregate, have a materially adverse effect on the respective financial positions, results of operations or liquidity of GAF and the Company, after giving effect to the aforementioned reserves. In the event that the Third Circuit's decision is not reversed and the Settlement is not upheld, or the conditions to the effectiveness of the Settlement are not satisfied, GAF and the Company could be required to increase their estimates of the asbestos-related liabilities and adjust any related discounts, and it is not currently possible to estimate the range or amount of such possible additional liability.

               GAF has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos-containing materials from public and private buildings. Since these actions were first initiated 13 years ago, GAF has not only successfully disposed of approximately 140 such cases at an average disposition cost (including cases disposed of at no cost to GAF) of approximately $15,000 per case (all of which have been paid by insurance under reservation of rights), but is a co-defendant in only 8 remaining lawsuits.

          Environmental Litigation

               The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods.

               At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company estimates that its liability in respect of all Environmental Claims and certain other environmental compliance expenses, as of June 30, 1996, will be approximately $29.9 million, before insurance recoveries reflected on the Company's balance sheet (discussed below) of $12.4 million ("estimated recoveries"). In the opinion of the Company's management, the resolution of the Environmental Claims should not be, individually or in the aggregate, material to the results of operations, liquidity or financial position of the Company. However, adverse decisions or events, particularly as to the liability and the financial responsibility of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

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

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter 1996 Compared With
                        Second Quarter 1995

     The Company recorded second quarter 1996 net income of $16.8 million compared with net income of $11.3 million in the second quarter of 1995. The increase in net income for the second quarter of 1996 reflected higher operating income and other income, partially offset by increased interest expense.

     The Company's second quarter operating income was $57.4 million, an increase of 13% over last year's $51 million, resulting from higher operating income in each of its two businesses. Net sales for the second quarter increased by 15.5% to $402.2 million from last year's $348.2 million.

     ISP's net sales (excluding sales to BMCA and USI) were $172.1 million for the second quarter of 1996 compared with $171.1 million for the same period last year. The sales growth was primarily attributable to increased sales volumes and/or higher selling prices for specialty chemicals and filter products. The higher sales reflected higher international sales, partially offset by the unfavorable effect ($4.7 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world and by lower domestic sales. Sales for the mineral products business (excluding sales to BMCA and USI) decreased by $1.1 million (10%) due to lower sales volumes resulting from a lost customer.

     ISP's operating income for the second quarter of 1996 increased by 5% to $38 million from last year's $36.2 million. The increase in operating income was attributable to higher specialty chemicals operating income (up $3.0 million or 10%), partially offset by lower mineral and filter products results (down $0.5 and $0.9 million, respectively). The higher specialty chemicals operating income resulted from the higher sales levels and improved gross margins (up 3.4 percentage points) due primarily to improved pricing.

     The Company's building materials business ("Building Materials") is conducted through two wholly-owned subsidiaries, BMCA and USI. Building Materials' net sales for the second quarter of 1996 were $230.1 million, a 30% increase over last year's sales of $177.1 million, primarily reflecting sales of USI, which was acquired in October 1995, and also reflecting 17% higher BMCA sales due to increased unit volumes of both residential and commercial roofing products and higher average selling prices.

     Operating income for Building Materials for the second quarter of 1996 was $20.7 million, a 31% increase compared with $15.8 million recorded in last year's quarter. The higher operating income resulted from the higher sales volumes and from improved BMCA gross margins (up .2 percentage points) resulting primarily from higher average selling prices.

     Interest expense increased to $37.3 million for the second quarter of 1996 compared with $36.6 million for the same period last year. The increase was due primarily to higher debt levels, partially offset by the effects of lower interest rates.

     Other income, net for the second quarter was $10.6 million compared with $7.3 million for the second quarter of 1995, with the increase primarily attributable to higher investment income.

Results of Operations - Six Months 1996 Compared With
                        Six Months 1995

     For the first six months of 1996, the Company recorded net income of $15.7 million compared with net income of $14.1 million for the first six months of 1995. Net income in the 1996 period reflected an extraordinary charge of $8.2 million (net of a related income tax benefit of $5 million) related to the exchange of a portion of the Registrant's senior debt (see Note B to Consolidated Financial Statements). Income before the extraordinary item increased by 69% as a result of higher operating and other income, partially offset by increased interest expense.

     Operating income for the first six months of 1996 was $98.7 million, an increase of 13% from $87.4 million in the same period last year, resulting from higher operating income in each of the Company's two businesses. Net sales for the first six months increased by 13.5% to $742.9 million from last year's $654.6 million.

     ISP's net sales for the first six months (excluding sales to BMCA and USI) were $346.1 million compared with $338.9 million for the same period in 1995. The sales growth was attributable to increased sales of specialty chemicals (up $9.9 million), primarily reflecting increased sales volumes and higher sales prices. This increase resulted from higher sales in all geographic regions partially offset by the unfavorable effect ($4.2 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world. Sales for the mineral products business (excluding sales to BMCA and USI) decreased by $3.9 million (18%) due to lower sales volumes resulting from a lost customer and adverse winter weather conditions in the first quarter of 1996.

     ISP's operating income for the first six months of 1996 increased by 7% to $72.2 million from last year's $67.4 million. The increase in operating income was due to higher specialty chemicals operating income (up $8.5 million or 15%), partially offset by lower mineral and filter products results (down $2.0 million each). The higher specialty chemicals operating income resulted primarily from the higher sales levels and improved gross margins (up 3.2 percentage points) due to improved pricing and continued benefits from the Company's re-engineering program.

     Building Materials' net sales for the first six months of 1996 were $396.8 million, a 26% increase over sales of $315.7 million for the same period in 1995. The higher sales primarily reflected the sales of USI, which was acquired in October 1995, and also reflected a 12% sales growth for BMCA due to increased unit volumes of both residential and commercial roofing products and higher average selling prices.

     Operating income for Building Materials for the first six months of 1996 was $28.3 million, a 24% increase compared with $22.8 million for the same period in 1995. The higher operating income resulted from higher sales and improved margins resulting primarily from higher average selling prices.

     Interest expense increased to $75.1 million for the first six months of 1996 compared with $71.6 million for the same period last year, with the increase due primarily to higher debt levels, partially offset by lower interest rates.

     Other income, net for the first six months of 1996 was $23.3 million compared with $14.8 million last year, with the increase attributable to higher investment income and gains associated with ISP's program to hedge certain of its foreign currency exposures.

Liquidity and Financial Condition

     During the first six months of 1996, the Company generated $8.1 million of cash from operations, invested $30.6 million in capital expenditures and acquisitions, and invested $8.3 million for net purchases of available-for-sale and held-to-maturity securities, for a net cash outflow of $30.8 million before financing activities. Such cash outflow included $44.8 million in net payments of asbestos claims.

     Cash invested in additional working capital totaled $55 million during the first six months of 1996. This amount principally reflected a $79.6 million increase in receivables (including a $36 million increase in the receivable from the trust which purchases BMCA's trade accounts receivable) due mainly to higher sales in June 1996 versus December 1995, and a $6.8 million increase in inventories due primarily to a seasonal increase for Building Materials. Cash from operations in the first six months of 1996 included $5.7 million in dividends received from the GAF-Huls Chemie GmbH joint venture.

     Net cash used in financing activities during the first six months of 1996 was $30.6 million, primarily comprised of a $28.8 million reduction in borrowings under ISP's bank credit agreements, $5.2 million of net repayments of other long-term debt, a $4.2 million decrease in short-term borrowings, and $4.8 million for ISP's repurchases of its common stock, partially offset by $16.4 million in proceeds from the sale of BMCA's trade receivables.

     As a result of the foregoing factors, cash and cash equivalents decreased by $61.4 million during the first six months of 1996 to $29.9 million (excluding $176.6 million of available-for-sale securities and $15.8 million of held-to-maturity securities).

     In February 1996, the Registrant completed the exchange of $189.3 million in accreted value of its outstanding Senior Discount Notes due 1998, representing approximately 35% of the total issue, for $200 million of its new Senior Notes due February 15, 2006, which bear interest payable in cash at the rate of 10% per annum.

     On August 1, 1996, the Company completed the sale of WAXQ, a commercial radio station operated by GAF Broadcasting Company, Inc., a wholly-owned subsidiary of the Company, to Entertainment Communications, Inc. (which in turn transferred the station to Viacom, Inc.) for a purchase price of $90 million.

     In June 1996, BMCA's bank credit facilities were extended to June 1997 on the same terms and conditions. Such facilities provide for revolving lines of credit of up to $30 million and letters of credit facilities of up to $39 million, provided that total borrowings and outstanding letters of credit may not exceed $40 million. As of June 30, 1996, $33.1 million of letters of credit were outstanding and no amounts had been borrowed thereunder.

     On July 26, 1996, ISP entered into a new five-year revolving credit facility (the "ISP Credit Agreement") with a group of banks, which provides for loans of up to $400 million and letters of credit of up to $75 million (see Note D to Consolidated Financial Statements).

     The ISP Credit Agreement and the indentures relating to ISP's 9% Senior Notes and BMCA's Senior Deferred Coupon Notes contain restrictions which limit the amount of dividends and loans that may be made to affiliates, including the Registrant. As of June 30, 1996, assuming the new ISP Credit Agreement was in effect, ISP could have paid dividends in the aggregate amount of $71.9 million, of which $59.4 million would have been available to the Registrant, and could have made loans to affiliates of $72.7 million, and BMCA could have paid dividends of up to $41 million. In addition, as of June 30, 1996, loans in the aggregate amount of $132.9 million were owed by ISP to the Registrant, and a loan of $2.4 million was owed by BMCA to the Registrant.

     See Note F to Consolidated Financial Statements for information regarding contingencies.

                                    PART II


                               OTHER INFORMATION


Item 1.  Legal Proceedings

     The discussion relating to legal proceedings contained in Note F to Consolidated Financial Statements in Part I is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b)  No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        G-I Holdings Inc.


DATE:  August 14, 1996             BY:  /s/James P. Rogers
       ---------------                  ---------------------------
                                        James P. Rogers
                                        Senior Vice President and
                                         Chief Financial Officer




DATE:  August 13, 1996             BY:  /s/Jonathan H. Stern
       ---------------                  ---------------------------
                                        Jonathan H. Stern
                                        Vice President and Controller