Form 10-Q
period 1996-09-29
G I HOLDINGS INC
filed 1996-10-29
CIK 845806

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended September 29, 1996

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


YES  /X/          NO  / /


As of October 28, 1996, the Registrant had 100 shares of common stock, $.01 par value, outstanding.

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS

                               G-I HOLDINGS INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                    Third Quarter Ended    Nine Months Ended
                                    -------------------- ---------------------
                                     Oct. 1,  Sept. 29,    Oct. 1,   Sept. 29,
                                      1995       1996       1995        1996
                                    --------  ---------- ----------  ---------
                                                    (Thousands)

Net sales.......................... $347,463  $410,659   $1,002,096 $1,153,567
                                    --------  --------   ---------- ----------

Costs and expenses:
  Cost of products sold............  226,196   266,235      657,059    752,535
  Selling, general and
    administrative.................   69,650    84,860      199,018    235,517
  Goodwill amortization............    3,471     3,615       10,424     10,830
                                    --------  --------   ---------- ----------
    Total costs and expenses.......  299,317   354,710      866,501    998,882
                                    --------  --------   ---------- ----------

Operating income...................   48,146    55,949      135,595    154,685
Interest expense...................  (36,337)  (37,790)    (107,981)  (112,935)
Equity in earnings of joint venture    1,000     1,798        2,950      4,948
Other income, net..................   10,563     2,354       25,397     25,662
                                    --------  --------   ---------- ----------

Income from continuing operations
  before income taxes and
  extraordinary item...............   23,372    22,311       55,961     72,360
Income taxes.......................   (8,858)   (8,489)     (21,541)   (27,493)
Minority interest in income of
  subsidiaries.....................   (3,159)   (3,392)      (9,452)   (10,802)
                                    --------  --------   ---------- ----------

Income from continuing operations
  before extraordinary item........   11,355    10,430       24,968     34,065
Discontinued operation (Note B):    --------  --------   ---------- ----------
  Income from discontinued
    operation, net of income taxes.      466        14          966        266
  Gain on sale of discontinued
    operation, net of income taxes
      of $30,648...................        -    43,637            -     43,637
                                    --------  --------   ---------- ----------
  Income from discontinued operation     466    43,651          966     43,903
                                    --------  --------   ---------- ----------


Income before extraordinary item...   11,821    54,081       25,934     77,968
Extraordinary item, net of income
  tax benefit of $5,016 (Note C)...        -         -            -     (8,186)
                                    --------  --------   ---------- ----------

Net income......................... $ 11,821  $ 54,081   $  25,934 $    69,782
                                    ========  ========   ========= ===========

                See Notes to Consolidated Financial Statements

                               G-I HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,  September 29,
                                                        1995          1996
                                                    ------------  ------------
ASSETS                                                     (Thousands)
Current Assets:
  Cash..........................................     $   67,987   $    170,162
  Investments in trading securities.............         23,331          1,701
  Investments in available-for-sale securities..        164,804        139,053
  Investments in held-to-maturity securities....         15,017         14,495
  Accounts receivable, trade, net...............         74,548         88,204
  Accounts receivable, other....................         36,750         78,598
  Insurance receivable..........................         15,226         38,296
  Inventories...................................        175,486        177,644
  Deferred income tax benefits..................         42,627         42,627
  Other current assets..........................         11,063          9,982
                                                     ----------   ------------
    Total Current Assets........................        626,839        760,762
Investment in limited partnership...............        450,000        450,000
Property, plant and equipment, net..............        708,883        704,384
Goodwill, net...................................        477,923        471,620
Insurance receivable............................        185,216        185,825
Receivable from parent company..................          8,662          8,504
Net assets of discontinued operation............         13,582              -
Other assets....................................         89,769         88,684
                                                     ----------   ------------
Total Assets....................................     $2,560,874   $  2,669,779
                                                     ==========   ============

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
  Short-term debt...............................     $   36,199   $     22,776
  Current maturities of long-term debt..........          9,387          3,485
  Accounts payable..............................         95,053        107,369
  Accrued liabilities...........................        106,271        121,211
  Reserve for asbestos claims...................         84,441         86,505
  Income taxes..................................          5,487          6,371
                                                     ----------   ------------
    Total Current Liabilities...................        336,838        347,717
                                                     ----------   ------------
Long-term debt less current maturities..........      1,550,347      1,562,538
                                                     ----------   ------------
Deferred income taxes...........................         89,931        135,239
                                                     ----------   ------------
Reserve for asbestos claims.....................        297,439        271,246
                                                     ----------   ------------
Other liabilities...............................        174,429        173,569
                                                     ----------   ------------
Minority interest in subsidiaries...............        113,597        117,817
                                                     ----------   ------------

Shareholder's Equity (Deficit):
  Common stock, $.01 par value per share;
    1,000 shares authorized: 100 shares issued
    and outstanding.............................              -              -
  Additional paid-in capital....................         50,129         50,745
  Excess of purchase price over the adjusted
    historical cost of the predecessor company
    shares owned by GAF's shareholders..........        (72,605)       (72,605)
  Retained earnings.............................          6,213         69,695
  Cumulative translation adjustment and other...         14,556         13,818
                                                     ----------   ------------
    Shareholder's Equity (Deficit)..............         (1,707)        61,653
                                                     ----------   ------------
Total Liabilities and Shareholder's Equity
  (Deficit).....................................     $2,560,874   $  2,669,779
                                                     ==========   ============


                See Notes to Consolidated Financial Statements

                               G-I HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                          --------------------
                                                           Oct. 1,   Sept. 29,
                                                            1995       1996
                                                          --------   --------
                                                               (Thousands)

Cash and cash equivalents, beginning of period.........   $147,144   $ 91,318
                                                          --------   --------

Cash provided by operating activities:
  Net income...........................................     25,934     69,782
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Non-cash extraordinary charge....................          -      8,143
      Income from discontinued operation...............       (966)   (43,903)
      Depreciation.....................................     41,243     46,255
      Goodwill amortization............................     10,424     10,830
      Deferred income taxes............................     12,754     13,726
      Non-cash interest charges........................     60,730     51,668
  (Increase) decrease in working capital items.........    (50,243)   (41,488)
  Payments of asbestos claims, net.....................    (43,636)   (53,437)
  Change in cumulative translation adjustment..........      6,470     (4,005)
  Change in minority interest in subsidiary............     11,002     10,015
  Other, net...........................................    (12,239)    12,963
                                                          --------   --------
    Net cash provided by continuing operations  .......     61,473     80,549
    Net cash provided by (used in) discontinued
      operation........................................      2,034       (182)
                                                          --------   --------
    Net cash provided by operating activities  ........     63,507     80,367
                                                          --------   --------

Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions................    (45,489)   (51,395)
  Proceeds from sale of discontinued operation.........          -     89,464
  Purchases of available-for-sale securities...........   (297,569)  (311,394)
  Purchases of held-to-maturity securities.............    (16,776)   (32,255)
  Designation of trading securities as available-
    for-sale...........................................     (2,697)   (18,325)
  Proceeds from sales of available-for-sale securities.    160,068    360,932
  Proceeds from held-to-maturity securities............          -     32,766
                                                          --------   --------
    Net cash provided by (used in) investing activities...(202,463)    69,793
                                                          --------   --------

Cash provided by (used in) financing activities:
  Proceeds from sales of accounts receivable...........     25,325     16,378
  Increase (decrease) in short-term debt...............     59,632    (13,755)
  Decrease in long-term debt, net......................    (17,370)   (52,493)
  Decrease in restricted cash..........................     24,484          -
  Decrease in loan from parent company.................     (1,800)         -
  Financing fees and expenses..........................       (295)    (2,918)
  Dividends paid to parent company.....................    (27,692)    (6,438)
  Subsidiary's repurchases of common stock.............    (13,965)   (10,365)
  Other, net...........................................       (196)       (24)
                                                          --------   --------
    Net cash provided by (used in) financing activities     48,123    (69,615)
                                                          --------   --------
Net change in cash and cash equivalents................    (90,833)    80,545
                                                          --------   --------
Cash and cash equivalents, end of period...............   $ 56,311   $171,863
                                                          ========    =======

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)...............   $ 50,039*  $ 60,879*
    Income taxes.......................................      7,536      5,825

* Includes interest paid on partnership non-recourse debt of $24.1 million for each of the first nine months of 1995 and 1996.

                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The "Company" refers to G-I Holdings Inc. and its subsidiaries, and the "Registrant" refers to G-I Holdings Inc. These financial statements reflect, in the opinion of the Registrant, all adjustments necessary to present fairly the financial position of the Company at December 31, 1995 and September 29, 1996, and the results of operations and cash flows for the periods ended October 1, 1995 and September 29, 1996. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K").

NOTE A: In September 1996, GAF Corporation ("GAF") announced a series of transactions involving the refinancing and reduction of existing indebtedness. ISP Holdings Inc. ("ISP Holdings"), the parent of the Registrant and a direct wholly-owned subsidiary of GAF, was formed in 1996 in order to consummate such transactions.

               On October 18, 1996, ISP Holdings concluded a cash tender offer and consent solicitation for the Registrant's outstanding Senior Discount Notes due 1998 ("Discount Notes"). Pursuant to the tender offer, $428.5 million aggregate principal amount of Discount Notes were purchased by ISP Holdings; $133 million aggregate principal amount of such Discount Notes were repurchased by the Registrant from ISP Holdings. $301.8 million aggregate principal amount of Discount Notes remain outstanding, $295.5 million of which are held by ISP Holdings. ISP Holdings also concluded an offer to exchange its new Senior Notes due February 15, 2002 for the Registrant's 10% Senior Notes due 2006 (the "10% Notes"). Pursuant to the exchange offer, $199.9 million of the 10% Notes were acquired by ISP Holdings and remain outstanding. An additional $.1 million of 10% Notes are held by other holders.

               Pursuant to the consent solicitations, ISP Holdings obtained consents to amendments to the Indentures relating to the Discount Notes and 10% Notes which modified or eliminated the restrictive covenants contained in the Indentures, including those that prohibit the transactions described below, restrict the Registrant from making distributions (including the payment of dividends) to its parent, and restrict transactions with affiliates. The consents also eliminated the requirement contained in the Indentures that the Registrant continue to make filings with the Securities and Exchange Commission regardless of whether it is subject to reporting obligations under the securities laws. The Registrant intends to terminate its reporting obligations as soon as it may do so under applicable securities laws and regulations.

               In connection with these transactions, the Company will record an extraordinary loss of approximately $23 million (net of the related income tax benefit) in the fourth quarter of 1996.

               Furthermore, subject to certain conditions, GAF intends to effect a series of transactions involving its subsidiaries that will result in the capital stock of ISP Holdings (whose principal asset will then be approximately 83% of the issued and outstanding common stock of International Specialty Products Inc. ("ISP")) being distributed to the stockholders of GAF. As a result of such distribution, ISP Holdings and ISP will no longer be direct or indirect subsidiaries of GAF, and the other assets of GAF, principally the building materials business, will remain assets of the Registrant. G-I Holdings Inc. will remain a wholly-owned subsidiary of ISP Holdings until such transactions are consummated. Upon consummation of such transactions, all Discount Notes and 10% Notes then held by ISP Holdings will be contributed to G-I Holdings Inc. and be canceled.

NOTE B:   Discontinued Operation

               On August 1, 1996, the Company completed the sale of WAXQ, a commercial radio station operated by GAF Broadcasting Company, Inc. ("GAF Broadcasting"), a wholly-owned subsidiary of the Company, for a purchase price of $90 million. The gain on disposal was $43.6 million, after income taxes of $30.6 million.

               Accordingly, GAF Broadcasting is reported as a discontinued operation. Summary operating results for GAF Broadcasting for the third quarter and first nine months of 1995 and 1996 are as follows:

                                           Third Quarter    First Nine Months
                                           --------------   ----------------
                                            1995    1996      1995      1996
                                           ------  ------   -------    -----
                                                     (Thousands)

             Sales                         $2,383  $  738    $6,306   $4,233
             Income before income taxes       686      22     1,418      428
             Income taxes                    (220)     (8)     (452)    (162)
             Net income                       466      14       966      266

NOTE C:   Extraordinary Item

               In February 1996, the Registrant completed the exchange of $189.3 million in accreted value of its then outstanding Discount

          Notes, representing approximately 35% of the total issue, for $200 million of its 10% Notes, which were subject to the exchange offer described in Note A. In connection therewith, the Company recorded an extraordinary loss of $8.2 million, net of related income tax benefit of $5 million.

NOTE D:   Business Segment Information

                                        Third  Quarter   First Nine Months
                                        --------------  ------------------
                                         1995    1996      1995      1996
                                        ------  ------  ---------   ------
                                                   (Millions)
          Net Sales:
          ISP*......................    $155.5  $159.1  $  494.4  $  505.1
          Building Materials........     192.0   251.6     507.7     648.5
                                        ------  ------  --------  --------
            Total...................    $347.5  $410.7  $1,002.1  $1,153.6
                                        ======  ======  ========  ========

          Operating Income:
          ISP.......................    $ 31.8  $ 33.5  $   99.2  $  105.7
          Building Materials........      15.6    22.8      38.4      51.2
          Other.....................        .7     (.4)     (2.0)     (2.2)
                                        ------  ------  --------  --------
            Total...................    $ 48.1  $ 55.9  $  135.6  $  154.7
                                        ======  ======  ========  ========

     * Excludes sales by International Specialty Products Inc. and its subsidiaries ("ISP") to Building Materials Corporation of America ("BMCA") and U.S. Intec, Inc. ("USI").

NOTE E: On July 26, 1996, ISP refinanced its $250 million long-term revolving credit facility and $150 million one-year revolving credit facility with a $400 million five-year revolving credit facility (the "ISP Credit Agreement"). Borrowings under the ISP Credit Agreement bear interest at a floating rate based on the banks' base rate, federal funds rate, Eurodollar rate or a competitive bid rate (which may be based on LIBOR or money market rates), at the option of ISP.

               The ISP Credit Agreement permits ISP to make loans to affiliates and to make available letters of credit for the benefit of affiliates in an aggregate amount of up to $75 million. As of September 29, 1996, $2.3 million of letters of credit for the benefit of affiliates were outstanding.

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

NOTE F:   Inventories consist of the following:

                                               December 31,    Sept. 29,
                                                   1995          1996
                                               ------------    --------
                                                       (Thousands)
          Finished goods.....................     $106,157     $106,540
          Work in process....................       28,134       32,709
          Raw materials and supplies.........       44,336       43,536
                                                  --------     --------
            Total............................      178,627      182,785
          Less LIFO reserve..................       (3,141)      (5,141)
                                                  --------     --------
          Inventories........................     $175,486     $177,644
                                                  ========     ========

NOTE G:   Contingencies

          Asbestos Claims Filed Against GAF

               As of September 29, 1996, GAF had been named as a defendant in approximately 59,300 pending lawsuits involving alleged health claims relating to the inhalation of asbestos fiber ("Asbestos Claims"), having resolved approximately 221,000 Asbestos Claims. Plaintiffs in approximately 31,200 of the pending lawsuits were preliminarily enjoined from proceeding with their claims other than in accordance with the pending class-action settlement of future asbestos bodily injury claims (the "Settlement"). Since December 31, 1995, GAF has settled approximately 19,900 Asbestos Claims and received notice of approximately 29,500 new Asbestos Claims (of which approximately 23,800 are subject to the preliminary injunction). On May 10, 1996, the United States Court of Appeals for the Third Circuit (the "Third Circuit") issued an opinion, concluding that the class action was not certifiable as a class action, thus reversing the decision of the lower court which (i) found the Settlement fair and reasonable and
          (ii) issued the preliminary injunction. The Company has filed a petition for a writ of certiorari with the United States Supreme Court to pursue an appeal of the Third Circuit's decision. The Company continues to believe the Settlement should ultimately be upheld on appeal, although there can be no assurance in this regard.

               The reserves of GAF and the Company for asbestos bodily injury claims, as of September 29, 1996, were approximately $357.8 million (before estimated present value of recoveries from products liability insurance policies of approximately $211 million and related deferred tax benefits of approximately $51.4 million). As a result of a settlement agreement with an insurance guaranty association entered into by the Company in the third quarter of 1996, estimated recoveries from products liability insurance policies were increased by $32.7 million as of September 29, 1996 and, in that connection, the Company elected to increase its reserve for asbestos bodily injury claims by $32.7 million as of such date. Certain components of the asbestos-related liability and the related insurance recoveries have been reflected on a discounted basis in the Company's financial statements. The aggregate undiscounted liability, as of September 29, 1996, before estimated recoveries from products liability insurance policies, was $398.1 million. The estimate of liability for Asbestos Claims is based on the Settlement becoming effective and on assumptions which relate, among other things, to the number of new cases filed, the cost of resolving (either by settlement or litigation or through the mechanism established by the Settlement) pending and future claims, the realization of related tax benefits, the favorable resolution of pending litigation against certain insurance companies and the amount of GAF's recoveries from various insurance companies.

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

               For further information regarding asbestos-related and environmental matters and other litigation, reference is made to SItem 3. Legal Proceedings" in the Company's Form 10-K.

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter 1996 Compared With
                        Third Quarter 1995

     The Company recorded third quarter 1996 net income of $54.1 million compared with net income of $11.8 million in the third quarter of 1995. Net income in the third quarter of 1996 included a gain of $43.6 million (net of tax) from the sale of a discontinued operation (see Note B to Consolidated Financial Statements). Net income for the third quarter of 1996 also reflected higher operating income, offset by increased interest expense and lower other income.

     The Company's third quarter operating income was $55.9 million, an increase of 16% over last year's $48.1 million, resulting from higher operating income in each of its two businesses. Net sales for the third quarter increased by 18% to $410.7 million from last year's $347.5 million.

     ISP's net sales (excluding sales to BMCA and USI) were $159.1 million for the third quarter of 1996 compared with $155.5 million for the same period last year. The higher sales reflected higher unit sales in the U.S., Europe and Western Hemisphere, partially offset by lower sales in the Asia-Pacific region and the unfavorable effect ($2.2 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world.

     ISP's operating income for the third quarter of 1996 increased by 5% to $33.5 million from last year's $31.8 million. The increase in operating income was attributable to higher specialty chemicals operating income (up $1.1 million or 4%) and higher mineral products operating income (up $.9 million or 18%), due to increased sales and improved gross margins, partially offset by lower filter products results (down $.4 million). The improved specialty chemicals gross margins (up 2.3 percentage points) were due to the continued benefits from ISP's re-engineering program.

     The Company's building materials business ("Building Materials") is conducted through two wholly-owned subsidiaries, BMCA and USI. Building Materials' net sales for the third quarter of 1996 were $251.6 million, a 31% increase over last year's sales of $192 million, primarily reflecting sales of USI, which was acquired in October 1995, and also reflecting 18% higher BMCA sales due to increased unit volumes of both residential and commercial roofing products and higher average selling prices.

     Operating income for Building Materials for the third quarter of 1996 was $22.8 million, a 46% increase compared with $15.6 million recorded in last year's quarter. The higher operating income resulted from the higher sales volumes and from improved BMCA gross margins (up .9 percentage points) resulting primarily from higher average selling prices, as well as operating income of $2.5 million at USI.

     Interest expense increased to $37.8 million for the third quarter of 1996 compared with $36.3 million for the same period last year. The increase was due primarily to higher debt levels, partially offset by the effects of lower interest rates.

     Other income, net for the third quarter was $2.4 million compared with $10.6 million for the third quarter of 1995, with the decrease primarily attributable to $9.6 million of non-recurring expenses, reflecting a $6.6 million write-down of an inactive plant and a $3.0 million provision for environmental expenses related to discontinued operations, partially offset by higher investment income.

Results of Operations - Nine Months 1996 Compared With
                        Nine Months 1995

     For the first nine months of 1996, the Company recorded net income of $69.8 million compared with net income of $25.9 million for the first nine months of 1995. Net income in the 1996 period included the $43.6 million gain (net of tax) from the sale of a discontinued operation, and also reflected an extraordinary charge of $8.2 million (net of a related income tax benefit of $5 million) related to the exchange of a portion of the Registrant's senior debt (see Note C to Consolidated Financial Statements). Income from continuing operations before the extraordinary item increased by 36% as a result of higher operating income and higher equity income from the GAF-Huls Chemie GmbH joint venture, partially offset by increased interest expense.

     Operating income for the first nine months of 1996 was $154.7 million, an increase of 14% from $135.6 million in the same period last year, resulting from higher operating income in each of the Company's two businesses. Net sales for the first nine months increased by 15% to $1.154 billion from last year's $1.002 billion.

     ISP's net sales for the first nine months (excluding sales to BMCA and USI) were $505.1 million compared with $494.4 million for the same period in 1995. The sales growth was attributable to increased sales of specialty chemicals (up $12.6 million), primarily reflecting increased sales volumes and higher sales prices, and also reflected higher filter products sales (up $2.7 million) due to increased sales volumes. The increase in sales resulted from higher sales in the U.S., Europe and the Western Hemisphere, partially offset by lower sales in the Asia-Pacific region and the unfavorable effect ($6.7 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world. Sales for the mineral products business (excluding sales to BMCA and USI) decreased by $4.9 million (16%) due to lower sales volumes resulting from a lost customer and adverse winter weather conditions in the first quarter of 1996.

     ISP's operating income for the first nine months of 1996 increased by 7% to $105.7 million from last year's $99.2 million. The increase in operating income was due to higher specialty chemicals operating income (up $9.7 million or 12%), partially offset by lower mineral and filter products results (down $1.1 and $2.4 million, respectively). The higher specialty chemicals operating income resulted primarily from the higher sales levels and improved gross margins (up 2.9 percentage points) due to improved pricing and continued benefits from the Company's re-engineering program.

     Building Materials' net sales for the first nine months of 1996 were $648.5 million, a 28% increase over sales of $507.7 million for the same period in 1995. The higher sales primarily reflected the sales of USI, which was acquired in October 1995, and also reflected a 14% sales growth for BMCA due to increased unit volumes of both residential and commercial roofing products and higher average selling prices.

     Operating income for Building Materials for the first nine months of 1996 was $51.2 million, a 33% increase compared with $38.4 million for the same period in 1995. The higher operating income resulted from higher sales and improved BMCA gross margins resulting primarily from higher average selling prices, as well as operating income of $3.1 million at USI.

     Interest expense increased to $112.9 million for the first nine months of 1996 compared with $108 million for the same period last year, with the increase due primarily to higher debt levels, partially offset by lower interest rates.

     Other income, net for the first nine months of 1996 was $25.7 million compared with $25.4 million last year, with the increase attributable to higher investment income and gains associated with ISP's program to hedge certain of its foreign currency exposures, mostly offset by $10.4 million of non-recurring expenses, reflecting a $6.6 million write-down of an inactive plant and $3.8 million in provisions for environmental expenses related to discontinued operations.

Liquidity and Financial Condition

     During the first nine months of 1996, the Company generated $80.4 million of cash from operations, invested $51.4 million in capital expenditures and acquisitions, received $89.5 million of net proceeds from the sale of a discontinued operation, and generated $31.7 million from net sales of available-for-sale and held-to-maturity securities, for a net cash inflow of $150.2 million before financing activities. Such cash flow was net of $53.4 million in net payments of asbestos claims.

     Cash invested in additional working capital totaled $41.5 million during the first nine months of 1996. This amount principally reflected a $71.7 million increase in receivables (including a $33.4 million increase in the receivable from the trust which purchases BMCA's trade accounts receivable) due mainly to higher sales in September 1996 versus December 1995, partially offset by a $33.1 million increase in payables. Cash from operations in the first nine months of 1996 included $5.7 million in dividends received from the GAF-Huls Chemie GmbH joint venture.

     Net cash used in financing activities during the first nine months of 1996 was $69.6 million, primarily comprised of a $40.8 million reduction in borrowings under ISP's bank credit agreements, $11.7 million of net repayments of other long-term debt, a $13.8 million decrease in short-term borrowings, $10.4 million for ISP's repurchases of its common stock, and $6.4 million in dividends paid to the Registrant's parent, GAF, partially offset by $16.4 million in proceeds from the sale of BMCA's trade receivables.

     As a result of the foregoing factors, cash and cash equivalents increased by $80.5 million during the first nine months of 1996 to $171.9 million (excluding $139.1 million of available-for-sale securities and $14.5 million of held-to-maturity securities).

     On August 1, 1996, the Company completed the sale of WAXQ, a commercial radio station operated by GAF Broadcasting Company, Inc., a wholly-owned subsidiary of the Company for a purchase price of $90 million.

     In June 1996, BMCA's bank credit facilities were extended to June 1997 on the same terms and conditions. Such facilities provide for revolving lines of credit of up to $30 million and letters of credit facilities of up to $39 million, provided that total borrowings and outstanding letters of credit may not exceed $40 million. As of September 29, 1996, $33.1 million of letters of credit were outstanding and no amounts had been borrowed thereunder.

     On July 26, 1996, ISP entered into a new five-year revolving credit facility (the "ISP Credit Agreement") with a group of banks, which provides for loans of up to $400 million and letters of credit of up to $75 million (see Note E to Consolidated Financial Statements).

     The ISP Credit Agreement and the indentures relating to ISP's 9% Senior Notes and BMCA's Senior Deferred Coupon Notes contain restrictions which limit the amount of dividends and loans that may be made to affiliates, including the Registrant. As of September 29, 1996, ISP could have paid dividends in the aggregate amount of $79.9 million, of which $66.4 million would have been available to the Registrant, and could have made loans to affiliates of $72.7 $72.7 million, and BMCA could have paid dividends of up to $23 million. In addition, as of September 29, 1996, loans in the aggregate amount of $98.8 million were owed by ISP to the Registrant.

     In September 1996, GAF Corporation ("GAF") announced a series of transactions involving the refinancing and reduction of existing indebtedness. ISP Holdings Inc. ("ISP Holdings"), the parent of the Registrant and a direct wholly-owned subsidiary of GAF, was formed in 1996 in order to consummate such transactions.

     In February 1996, the Registrant completed the exchange of $189.3 million in accreted value of its outstanding Senior Discount Notes due 1998 ("Discount Notes"), representing approximately 35% of the total issue, for $200 million of its new 10% Senior Notes due February 15, 2006 (the "10% Notes"). On October 18, 1996, ISP Holdings concluded a cash tender offer and consent solicitation for the Registrant's outstanding Discount Notes. Pursuant to the tender offer, $428.5 million aggregate principal amount of Discount Notes were purchased by ISP Holdings; $133 million aggregate principal amount of such Discount Notes were repurchased by the Registrant from ISP Holdings. $301.8 million aggregate principal amount of Discount Notes remain outstanding, $295.5 million of which are held by ISP Holdings. ISP Holdings also concluded an offer to exchange its new Senior Notes due February 15, 2002 for the Registrant's 10% Notes.
Pursuant to the exchange offer, $199.9 million of the 10% Notes were acquired by ISP Holdings and remain outstanding. An additional $.1 million of 10% Notes are held by other holders.

     See Note G to Consolidated Financial Statements for information regarding contingencies.

                                    PART II


                               OTHER INFORMATION


Item 1.  Legal Proceedings

     The discussion relating to legal proceedings contained in Note G to Consolidated Financial Statements in Part I is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     4.1 Supplement, dated October 18, 1996, to Indenture, dated as of October 5, 1993, between G-I Holdings Inc. and The Bank of New York, as Trustee.

     4.2 Supplement, dated October 18, 1996, to Indenture, dated as of February 14, 1996, between G-I Holdings Inc. and The Bank of New York, as Trustee.

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b)  No Reports on Form 8-K were filed during the quarter ended
     September 29, 1996.

                                  SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        G-I Holdings Inc.


DATE:  October 29, 1996             BY:  /s/James P. Rogers
       ----------------                 ---------------------------
                                        James P. Rogers
                                        Senior Vice President and
                                         Chief Financial Officer




DATE:  October 29, 1996             BY:  /s/Jonathan H. Stern
       ----------------                 ---------------------------
                                        Jonathan H. Stern
                                        Vice President and Controller