Form 10-K
period 1996-12-31
G I HOLDINGS INC
filed 1997-03-27
CIK 845806

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                 TO

                        COMMISSION FILE NUMBER 33-26703

                               G-I HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                                                       13-3483838
                DELAWARE                            (I.R.S. Employer
        (State of Incorporation)                  Identification No.)

         818 WASHINGTON STREET
          WILMINGTON, DELAWARE                           19801
(Address of Principal Executive Offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (302) 429-8525

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of March 21, 1997, 100 shares of the Registrant's common stock were outstanding. All of the voting stock of the Registrant is held by GAF Corporation.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

G-I HOLDINGS

     G-I Holdings Inc. (the 'Registrant' or 'G-I Holdings'), incorporated under the laws of Delaware in 1988, is a wholly-owned subsidiary of GAF Corporation ('GAF'). G-I Holdings owns all of the issued and outstanding stock of G Industries Corp. ('G Industries'), which in turn owns all of the issued and outstanding stock of GAF Building Materials Corporation ('GAFBMC') and GAF Fiberglass Corporation (formerly known as GAF Chemicals Corporation) ('GFC'). GAFBMC owns all of the issued and outstanding stock of Building Materials Corporation of America ('BMCA'), which indirectly owns all of the issued and outstanding stock of U.S. Intec, Inc. ('USI'). G-I Holdings has its principal offices at 818 Washington Street, Wilmington, Delaware 19801, telephone (302) 429-8525. Except as the context otherwise requires, the 'Company' refers to G-I Holdings and its subsidiaries and their predecessors.

     On January 1, 1997, GAF effected a series of transactions (collectively, the 'Separation Transactions') involving its subsidiaries that resulted in, among other things, (1) the capital stock of ISP Holdings Inc. ('ISP Holdings') (whose principal asset is approximately 83.5% of the issued and outstanding capital stock of International Specialty Products Inc. ('ISP')) being distributed to the stockholders of GAF, (2) BMCA's glass fiber manufacturing facility in Nashville, Tennessee (and certain related assets and liabilities) being transferred to GFC, and (3) USI becoming a subsidiary of BMCA. In connection with the Separation Transactions, GFC entered into a long-term supply agreement with BMCA pursuant to which GFC agreed to produce glass fiber for BMCA. As a result of the Separation Transactions, ISP Holdings and ISP are no longer direct or indirect subsidiaries of GAF or G-I Holdings, while BMCA and USI and certain other assets and liabilities, including liabilities for asbestos-related claims, remain part of G-I Holdings and GAF, but are not assets or liabilities of ISP Holdings. The statistical data regarding the Company presented herein gives retroactive effect to the Separation Transactions.

     The Registrant intends to suspend its obligation to make filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, promptly after the filing of this Annual Report on Form 10-K.

RESIDENTIAL ROOFING

     BMCA is a leading manufacturer of a complete line of premium residential roofing products, with residential roofing product sales representing approximately 66% of the Company's net sales in 1996. BMCA has improved its sales mix of residential roofing products in recent years by increasing its emphasis on laminated products which generally are sold at higher prices with more attractive profit margins than its standard strip shingle products. BMCA believes that it is the largest manufacturer of laminated residential roofing shingles, and the second largest manufacturer of standard shingles, in the United States. (Statements contained herein as to BMCA's competitive position are based on industry information which the Company believes to be reliable).


     BMCA produces two principal lines of roofing shingles, the Timberline(Registered) series and the Sovereign(Registered) series, as well as certain specialty shingles for regional markets.

     The Timberline(Registered) Series. The Timberline(Registered) Series offers a premium laminated product line that adds dramatic shadow lines and substantially improves the appearance of a roof. The series includes the GAF Timberline(Registered) 25 Natural Shadow(Trademark) shingle, a mid-weight laminated shingle which serves as an economic trade-up for consumers, with a 25-year limited warranty; the Timberline(Registered) Natural Shadow(Trademark) shingle, with a 30-year limited warranty, offering a woodshake appearance, enhanced visual depth and contrast simulating shadows and superior fire resistance and durability; and the Timberline Ultra(Registered) Natural Shadow(Trademark) shingle, with a 40-year limited warranty, a super heavyweight laminated shingle with the same design features as the Timberline(Registered) Natural Shadow(Trademark) shingle, together with added durability.

     The Sovereign(Registered) Series. The Sovereign(Registered) Series includes the standard 3-tab Sentinel(Registered) shingle with a 20-year limited warranty; the Royal Sovereign(Registered) shingle, a heavier 3-tab shingle with a 25-year limited warranty, designed to capitalize on the middle market for quality shingles; and the Marquis(Registered) shingle, a super heavyweight 3-tab shingle with a 30-year limited warranty.

     Specialty Shingles.  BMCA's specialty asphalt shingles include:
Slateline(Registered) shingles offering the appearance of slate, labor savings in installation because of their larger size and a 30-year limited warranty; Stonehenge(Registered) shingles offering a unique strip shingle appearance and a 25-year limited warranty; Dubl-Coverage(Registered) Tite-On(Registered) shingles offering a design feature that enables the shingles to lock together to form a double layer roof, and a 25-year limited warranty; the Grand Sequoia(Registered) shingle, a premier architectural shingle with a 40-year warranty; and the Floridian(Registered) shingle, a unique 6-tab shingle that offers a dimensional look with a 25-year limited warranty.

     SystemRoof(Registered) Component Roofing System. In addition to shingles, BMCA supplies all the components necessary to install a complete roofing system. BMCA's SystemRoof(Registered) begins with Weather Watch(Registered) ice and water barrier underlayment for eaves, valleys and flashings to prevent water seepage between the roof deck and the shingles caused by ice build-ups. BMCA's SystemRoof(Registered) also includes Shingle-Mate(Registered) glass reinforced underlayment, Timbertex(Registered), Ridgetex(Trademark) and Slateline(Registered) Hip and Ridge shingles which are significantly thicker and larger than standard hip and ridge shingles and provide dramatic accents to the slopes and planes of a roof and the Cobra(Registered) Ridge Vent which provides attic ventilation.

     On March 14, 1997, BMCA acquired the assets of the Leatherback Industries division of Hollinee Corporation, which is engaged in the manufacture and sale of asphalt-saturated roofing felts and other felt and construction paper products.


COMMERCIAL ROOFING

     BMCA manufactures a full line of modified bitumen products, asphalt built-up roofing and roofing accessories for use in the application of commercial roofing. Commercial roofing represented approximately 34% of the Company's net sales in 1996. Approximately 70% of commercial roofing industry membrane unit sales utilize asphalt built-up roofing and modified bitumen products, both of which BMCA manufactures. The Company believes that it is the second largest manufacturer of asphalt built-up roofing products and the largest manufacturer of modified bitumen products in the United States.

     BMCA manufactures glass membranes under the trademark GAFGLAS(Registered) which are made from asphalt impregnated glass fiber mat for use as a component in asphalt built-up roofing systems. Most of BMCA's GAFGLAS(Registered) products are assembled on the roof by applying successive layers of roofing membrane with asphalt and topped, in some applications, with gravel. Thermal insulation may be applied beneath the membrane. BMCA also manufactures base sheets, flashings and other roofing accessories for use in these systems and perlite roofing insulation products, which consist of low thermal insulation that is installed as part of a commercial roofing application below the roofing membrane. In addition, BMCA sells isocyanurate foam as roofing insulation, packaged asphalt and accessories, such as vent stacks, roof insulation fasteners, cements and coating.

     Modified bitumen products are sold under the Ruberoid(Registered) trademark by BMCA and under the Brai(Registered) trademark by USI and are used primarily in re-roofing applications. These products consist of a roofing membrane utilizing polymer-modified asphalt, which strengthens and increases flexibility and is reinforced with a polyester non-woven mat or a glass mat. Modified bitumen systems provide high strength characteristics, such as weatherability, water resistance, and labor cost savings due to ease of application.

MARKETING AND SALES

     BMCA has one of the industry's largest sales forces, which is supported by a staff of technical professionals who work directly with architects, general contractors and owner/builders. BMCA markets its roofing products through its own sales force of approximately 125 experienced full-time employees operating from five regional sales offices located across the United States. USI markets its roofing products through approximately 50 experienced full-time employees and independent sales representatives. A major portion of BMCA's roofing product sales are to wholesale distributors who resell BMCA's products to roofing contractors and retailers. The Company believes that the wholesale distribution channel offers the most attractive margins of all roofing market distribution channels and represents the principal distribution channel for professionally installed asphalt roofing products. BMCA believes that its nationwide coverage has contributed to its roofing products being among the most recognized and requested brands in the industry.

     No single customer accounted for 10% or more of the Company's 1996 sales, except for American Builders and Contractors Supplies Co., Inc., which accounted for approximately 11% of such sales.


RAW MATERIALS

     The major raw materials required for the manufacture of BMCA roofing products are asphalt, mineral stabilizer, glass fiber, glass fiber mat and granules. Asphalt and mineral stabilizer are available from a large number of suppliers and BMCA currently has contracts with several of these suppliers, with others available as substitutes. Prices of most raw materials have been relatively stable, rising moderately with general industrial prices, while the price of asphalt tends to move in step with the price of crude oil.

     Five of BMCA's roofing plants have easy access to deep water ports thereby permitting delivery of asphalt by ship, the most economical means of transport. BMCA's Chester, South Carolina plant manufactures glass fiber mat substrate. BMCA currently purchases supplies of raw materials at reasonable costs, although there can be no assurance that it will continue to do so. BMCA purchases from an affiliate, ISP, substantially all its requirements for colored roofing granules (except for the requirements of its California roofing plant which are supplied by a third party) under a supply contract that was renewed for one year effective January 1, 1997 and is subject to annual renewal unless terminated by BMCA or ISP. In addition, in December 1995, USI commenced purchasing substantially all of its requirements for colored roofing granules from ISP (except for the requirements of its Stockton, California and Corvallis, Oregon plants which are supplied by a third party) pursuant to a supply contract. As part of the Separation Transactions, BMCA transferred to GFC its Nashville, Tennessee facility, which manufactures a significant portion of BMCA's glass fiber requirements, and entered into a supply contract with GFC under which GFC produces glass fiber for BMCA.

SEASONAL VARIATIONS AND WORKING CAPITAL

     Sales of roofing products in the northern regions of the United States generally decline during the winter months due to adverse weather conditions. Generally, BMCA's inventory practice includes increasing inventory levels in the first and the second quarter in order to meet peak season demand (June through November).

WARRANTY CLAIMS

     BMCA provides certain limited warranties covering most of its residential roofing products for periods ranging from 20 to 40 years. Although terms of warranties vary, BMCA believes that its warranties generally are consistent with those offered by its competitors. BMCA also offers limited warranties and guarantees of varying duration on its commercial roofing products. The Company currently believes that the reserves established for estimated probable future warranty claims are adequate.

COMPETITION

     The roofing products industry is highly competitive and includes a number of national competitors, which in the residential roofing market are Owens-Corning, Elcor and Celotex, and in the commercial roofing market are Schuller International, Celotex, Firestone and Carlisle. In addition, there are numerous regional competitors.


     Competition is based largely upon products and service quality, distribution capability, price and credit terms. BMCA believes that it is well positioned in the marketplace as a result of its broad product lines in both the residential and commercial markets, consistently high product quality, strong sales force and national distribution capabilities. As a result of the growth in demand for premium laminated shingles, a number of roofing manufacturers, including BMCA, have increased their laminated shingle production capacity in recent years and, accordingly, BMCA expects increased competition in this area.

RESEARCH AND DEVELOPMENT

     BMCA's research and development activities are focused primarily on the development of new products, process improvements and the testing of alternative raw materials and supplies. BMCA's research and development activities, dedicated to residential, commercial and fiberglass products, are located at technical centers at Wayne, New Jersey, Nashville, Tennessee and Port Arthur, Texas. BMCA's research and development expenditures were approximately $2.5 million, $3.1 million and $4.5 million in 1994, 1995 and 1996, respectively.

PATENTS AND TRADEMARKS

     BMCA owns approximately 73 domestic and 79 foreign patents and owns or licenses approximately 138 domestic and 44 foreign trademark registrations. While BMCA believes the patent protection covering certain of its products to be material to those products, such patents are not of material significance to the overall roofing-related business of BMCA.

     BMCA believes that the duration of the existing patents and patent licenses is satisfactory.

GFC

     The business of GFC consists of (1) operating a glass fiber manufacturing facility in Nashville, Tennessee, which was transferred to GFC as part of the Separation Transactions, and (2) owning an interest in a partnership (the 'Surfactants Partnership') which operates, among other businesses, GFC's former surfactants chemicals business. See Note 3 to Consolidated Financial Statements.

ENVIRONMENTAL COMPLIANCE

     Since 1970, a wide variety of federal, state and local environmental laws and regulations relating to environmental matters (the "Regulations") have been adopted and amended. By reason of the nature of the operations of the Company and its predecessor and certain of the substances that are or have been used, produced or discharged at their plants or at other locations, the Company is affected by the Regulations. The Company has made capital expenditures averaging approximately $500,000 during each of the last three years in order to comply with the Regulations (which expenditures are included in additions to property, plant and equipment) and anticipates that aggregate capital expenditures relating to environmental compliance in each of 1997 and 1998 will be approximately $600,000.


     The Regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. The Company believes that its manufacturing facilities comply in all material respects with applicable Regulations, and, while it cannot predict whether more burdensome requirements will be adopted in the future, it believes that any potential liability for compliance with the Regulations will not materially affect its business, liquidity or financial position.

     The Company believes that its manufacturing facilities are being operated in compliance in all material respects with applicable environmental, health and safety laws and regulations, but cannot predict whether more burdensome requirements will be imposed by governmental authorities in the future.

EMPLOYEES

     G-I Holdings has no employees other than its officers.

     At December 31, 1996, the Company employed approximately 2,800 people worldwide, approximately 1,000 of which were subject to 15 union contracts. The contracts are effective for four-year periods. During 1996, five labor contracts expired and were renegotiated. The Company expects to renegotiate five labor contracts during 1997. The Company believes that its relations with its employees and their unions are satisfactory.

ITEM 2. PROPERTIES

     The corporate headquarters and principal research and development laboratories of BMCA are located at a 100-acre campus-like office and research park owned by a subsidiary of ISP at 1361 Alps Road, Wayne, New Jersey 07470. The premises are subject to a first mortgage.

     The principal real properties either owned by, or leased to, the Company or its subsidiaries are described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, the Company maintains sales offices and warehouses, substantially all of which are in leased premises under relatively short-term leases.

     G-I Holdings does not directly own or lease any real property.

LOCATION                 FACILITY
------------------------ -------------------------------------------------------
Alabama
  Mobile................ Plant, Warehouse*
Arizona
  Chandler.............. Warehouse*
California
  Fontana............... Plant, Sales Office
  Hollister............. Plant, Plant*
  Ontario............... Plant, Sales Office
  Stockton.............. Plant, Plant*, Warehouse*
Florida
  Tampa................. Plant, Sales Office*
Georgia
  Monroe................ Plant, Warehouse*
  Savannah.............. Plant, Sales Office
Indiana
  Mount Vernon.......... Plant, Sales Office
Illinois
  Naperville............ Sales Office*
Kentucky
  Florence.............. Plant
Maryland
  Baltimore............. Plant, Warehouse*
Massachusetts
  Millis................ Plant, Sales Office
Minnesota
  Minneapolis........... Plant, Sales Office,
New Jersey
  Branchburg............ Warehouse*
  North Branch.......... Plant
  North Brunswick....... Sales Office*, Warehouse*
  Wayne................. Headquarters*, Corporate Administrative Offices*,
                         Research Center*
New Mexico
  Albuquerque........... Plant
Ohio
  Wadsworth............. Plant*, Warehouse* Warehouse*
Oregon
  Corvallis............. Plant
Pennsylvania
  Erie.................. Plant, Sales Office, Warehouse*
  Wind Gap.............. Plant
South Carolina
  Chester............... Plant
Tennessee
  Nashville............. Plant, Research Center

Texas
  Beaumont.............. Plant
  Dallas................ Plant, Sales Office, Warehouse*
  Fannett............... Warehouse
  Houston............... Plant, Warehouse, Warehouse*
  Port Arthur........... Plant, Warehouse, Office

------------------
* Leased Property

     The Company believes that its plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 1996, the Company made capital expenditures in the amount of $26.1 million relating to plant, property and equipment.

ITEM 3. LEGAL PROCEEDINGS

     Bodily Injury Claims. As of December 31, 1996, GAF had been named as a defendant in approximately 59,400 pending lawsuits involving alleged bodily injury claims relating to the inhalation of asbestos fiber ('Asbestos Claims'), having resolved approximately 223,500 Asbestos Claims. Plaintiffs in approximately 32,100 of the pending lawsuits were preliminarily enjoined from proceeding with their claims other than in accordance with the Settlement described below.

     The reserves of GAF and G-I Holdings for asbestos bodily injury claims, as of December 31, 1996, were approximately $333.8 million (before estimated present value of recoveries from products liability insurance policies of approximately $190.5 million as described below and related deferred tax benefits of approximately $51.7 million). Certain components of the asbestos-related liability and the related insurance recoveries have been reflected on a discounted basis in the Company's financial statements. See Note 1 to Consolidated Financial Statements and 'Insurance Matters.'

     The estimate of liability for Asbestos Claims is based on the Settlement described below becoming effective and on assumptions which relate, among other things, to the number of new cases filed, the cost of resolving (either by settlement or litigation or through the mechanism established by the Settlement) pending and future claims, the realization of related tax benefits, the favorable resolution of pending litigation against certain insurance companies and the amount of GAF's recoveries from various insurance companies. See '--Insurance Matters.'

     The actual cost of resolving pending and future Asbestos Claims is difficult to estimate. However, based upon the experience of the Center for Claims Resolution (the 'CCR'), a non-profit organization of asbestos defendant companies including GAF, in settling approximately 206,600 cases since its creation in 1988, GAF's recent average settlement costs, and the impact of the Settlement if it becomes effective, GAF believes that its reserves, before discounting, together with anticipated available insurance proceeds, will be sufficient to satisfy all pending Asbestos Claims and all claims anticipated to be resolved during the ten-year period of the Settlement described below. There can be no assurance, however, that the assumptions referred to above are correct.

     On January 15, 1993, the members of the CCR entered into the Settlement to resolve all future Asbestos Claims (other than claims of those persons who 'opted out' of the class) against GAF and other members of the CCR. The class action was filed with the United States District Court in Philadelphia. The Settlement, if effective, would operate to limit GAF's liability for future Asbestos Claims to persons who do not 'opt out' of the Settlement by placing a dollar limit on awards to such persons and a limit on the number of claims that will be paid to such persons in any one year and over the first ten years of the Settlement. Certain members of the class filed objections to the Settlement. Of the approximately 86,000 'opt-out' requests, approximately 33,000 have resulted in legal claims, with no claims having been filed with regard to the remaining 53,000 'opt-outs.' With respect to the 33,000 claims, approximately 23,000 have already been resolved in the tort system, with approximately 10,000, which are included in the pending lawsuits referred to above, still pending. On August 16, 1994, the District Court approved the Settlement, holding that the terms of the Settlement are fair to the class as a whole, certified the class and entered a preliminary injunction enjoining class members from pursuing asbestos claims against GAF and other members of the CCR except in accordance with the Settlement. On May 10, 1996, the United States Court of Appeals for the Third Circuit (the 'Third Circuit') issued an opinion, concluding that the class was not certifiable, thus reversing the decision of the District Court. On November 1, 1996, the United States Supreme Court granted GAF's petition for a writ of certiorari and agreed to hear GAF's appeal of the Third Circuit's decision. The appeal was heard on February 18, 1997. GAF continues to believe the Settlement should ultimately be upheld on appeal, although there can be no assurance in this regard.

     The Settlement prescribes that all claims submitted to the CCR must provide evidence (1) that the exposed person had occupationally-related exposure to asbestos or an asbestos-containing product manufactured or supplied by the CCR defendants, and (2) that the exposed person meets certain prescribed medical criteria. The

CCR will then evaluate the information to determine whether the claimant satisfies the exposure and medical criteria of the Compensable Medical Categories prescribed in the Settlement. Each claimant whose claim qualifies for compensation will receive from the CCR a good faith offer to resolve the claim, generally within several months after the claim is submitted. Disputes between the claimant and the CCR with respect to whether a claim meets the asbestos exposure or medical requirements for compensation will be resolved by independent, neutral arbitrators or medical experts. In the event a claimant's claim is denied, the claimant may subsequently resubmit the claim for further consideration. Payments to claimants are to be made according to a prescribed range of payment values, which set a minimum and maximum compensation value, and a middle range, according to the disease with which the claimant is diagnosed. The Settlement also sets a maximum number of claims in each Compensable Medical

Category that may be compensated in each year, which maximum case flow numbers regulate only the timing of when claims will be paid, and not the total number of claims that may qualify for payment.

     It is anticipated that substantially all of the payments in connection with the liability of GAF and G-I Holdings relating to Asbestos Claims will be made by the end of the year 2004. While GAF is unable to estimate the amount of liability with respect to claims to be resolved after such period, it believes that it will resolve, prior to that time, substantially all the court cases currently pending against GAF, and that it will further resolve substantially all the claims filed under the Settlement on a relatively current basis, so that the number of claims pending against GAF at the end of such period will be substantially diminished from current levels. As a result of these and other factors, GAF and G-I Holdings believe that the resolution of any claims after such period will not, individually or in the aggregate, have a material adverse effect on their respective financial positions, liquidity or results of operations.

     GAF and G-I Holdings believe that their reserves, which reflect the discounting of a portion of the liabilities, adequately reflect their actual asbestos-related liabilities. Although any opinion is necessarily judgmental and must be based on information currently known, it is the opinion of GAF and G-I Holdings, based on the assumptions referred to above and their analysis of their future business, financial prospects and cash flows, that asbestos-related bodily injury claims will not, individually or in the aggregate, have a materially adverse effect on the respective financial positions, liquidity or results of operations of GAF and G-I Holdings, after giving effect to the aforementioned reserves, and will not impair the ability of GAF or G-I Holdings to meet its respective obligations, to reinvest in its respective businesses or to grow.

     In the event that the Third Circuit's decision is not reversed and the Settlement is not upheld, or the conditions to the effectiveness of the Settlement are not satisfied (see '--Insurance Matters'), GAF and G-I Holdings could be required to increase their estimates of asbestos-related liabilities and adjust any related discounts. It is not currently possible to estimate the range or amount of such possible additional liability.

     Asbestos-in-Building Claims. GAF has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos containing materials from public and private buildings ('Building Claims'). Since these actions were first initiated 14 years ago, GAF has not only successfully disposed of approximately 141 such cases at an average disposition cost (including cases disposed of at no cost to GAF) of approximately $16,000 per case (all of which have been paid by insurance under reservation of rights), but is a co-defendant in only 7 remaining lawsuits. See '--Insurance Matters.'

     Insurance Matters. GAF and G-I Holdings had available, as of December 31, 1996, to pay asbestos-related bodily injury claims aggregate insurance coverage of $202.7 million, before discounting certain coverage, (which amount was used in the reserve calculation referred to in 'Bodily Injury Claims' and is reduced as asbestos-related liabilities are satisfied), $13.2 million of which is the subject of negotiations with various insurers and/or the Settlement Coverage

Action described below, and which $13.2 million of coverage GAF believes will be available to it either by agreement with its insurance carriers or, if necessary, by legal action. In addition to the $202.7 million of insurance referred to above, GAF and G-I Holdings have $57.2 million of additional insurance which may be available to pay a portion of the Asbestos Claims, which has not been included in the reserve calculations.

     Concurrently with the filing of the class action complaint relating to the Settlement, the members of the CCR filed a third-party action with the United States District Court in Philadelphia against certain product liability insurers whose policies will or may be called upon to respond to asbestos-related bodily injury claims, including claims to be resolved under the Settlement (the 'Settlement Coverage Action'). The third-party complaint seeks a declaratory judgment on behalf of certain CCR members, including GAF, against various third-party defendant product liability insurers to the effect that those insurers are obligated to provide coverage for Asbestos Claims, including claims subject to the Settlement. The insurers who are defendants in GAF's third-party complaint are:
Atlanta International, Employers Mutual, Lexington (domestic coverage), Northbrook, Lexington (London coverage), Commercial Union, and various London Market Insurers. The insurance carrier third-party defendants have raised various defenses to the Settlement Coverage Action, including the impropriety of the Settlement without prior notice to the carriers, the potential violation of various conditions and obligations of the insured under their policies, and the inappropriateness of the shares allocated to the CCR members.

     The CCR members, including GAF, and certain products liability insurers (other than those referred to above) which have agreed in writing to fulfill their obligations to provide coverage with respect to Asbestos Claims, have joined in an alternate dispute resolution proceeding ('ADR'), which seeks a determination similar to that sought in the Settlement Coverage Action. The ADR insurers have raised certain defenses, and no hearing date is currently scheduled. GAF's insurers in the ADR are ITT-Hartford, Royal Insurance and the London Market Insurers. The ADR involves $40.3 million of the $202.7 million of coverage (and $2.8 million of the additional coverage) described above. A favorable resolution of the Settlement Coverage Action and the ADR is a condition to the effectiveness of the Settlement.

     In October 1983, GAF filed a lawsuit in Los Angeles, California Superior Court against its past insurance carriers to obtain a judicial determination that such carriers were obligated to defend and indemnify it for Building Claims. GAF is seeking declaratory relief as well as compensatory damages. This action is presently in the pre-trial pleading stage. The parties have agreed to hold this action in abeyance until such time as they are better able to evaluate developments as they may occur in the Building Claims. Because such litigation is in early stages and evidence and interpretations of important legal questions are presently unavailable, it is not possible to predict the future of such litigation.

     In all the Building Claims, GAF's defense costs have been paid by one of its primary carriers. While GAF expects that such primary carrier will continue to defend and indemnify GAF, such primary carrier has reserved its rights to later refuse to defend and indemnify GAF and to seek reimbursement for some or all of the fees paid to defend and resolve the Building Claims. GAF believes that it will be able to resolve such cases for amounts within the total indemnity obligations available from such primary carrier. GAF further believes that it would prevail if the carrier's claims for reimbursement of fees paid to defend and resolve these cases were determined by a court.

ENVIRONMENTAL LITIGATION

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ('Environmental Claims') under the Comprehensive Environmental Response Compensation and Liability Act ('CERCLA') and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods.

     The Company estimates that its liability in respect of all Environmental Claims and certain environmental compliance expenses, as of December 31, 1996, will be approximately $15.3 million, before insurance recoveries reflected on its balance sheet (discussed below) of $6.3 million ('estimated recoveries'). In the opinion of management, the resolution of such matters should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to the liability and the financial responsibility of the Company's insurers and of other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

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

     The estimated recoveries are based in part upon interim agreements with certain insurers. The Company terminated these agreements in 1995, and on March 8, 1995 GAF commenced litigation on behalf of it and its subsidiaries in the United States District Court for the District of New Jersey seeking amounts substantially in excess of the estimated recoveries. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

OTHER LITIGATION

     On March 19, 1993, G-I Holdings and a newly formed subsidiary of G-I Holdings entered into an agreement to acquire the roofing manufacturing business of Georgia-Pacific Corporation ('G-P'), including six roofing manufacturing facilities, which was later terminated by G-I Holdings and such subsidiary. On July 23, 1993, G-P commenced an action, in the United States District Court for the Southern District of New York, alleging that G-I Holdings and such subsidiary did not have the right to terminate the agreement and seeking unspecified damages. The Company believed that the complaint was without merit and counterclaimed for breach of contract. Following completion of a jury trial in February 1997, the jury determined that neither G-I Holdings, its subsidiary nor G-P would have any liability as a result of the termination of the agreement. G-P has filed for a judgment in its favor notwithstanding the verdict or, in the alternative, for a new trial.

     Litigation is pending between BMCA and Elk Corporation of Dallas ('Elk') in the United States District Court for the Northern District of Texas relating to certain aspects of BMCA's laminated shingles, which Elk claims infringe design and utility patents recently issued to it, as well as certain proprietary aspects of its shingles. Elk seeks injunctive relief, damages and attorneys' fees. BMCA has sued for a declaration that Elk's patents are invalid and unenforceable and that BMCA's shingles do not infringe any of Elk's rights, and has sought money damages for Elk's unfair competition and certain federal statutory violations. BMCA believes that Elk's patents are invalid and unenforceable, that its shingles do not infringe any of Elk's rights and that it will prevail in obtaining the requested declaratory relief and money damages.

     On or about April 29, 1996, an action was commenced in the Circuit Court of Mobile County, Alabama against GAFBMC on behalf of a purported nationwide class of purchasers of, or current owners of, buildings with asphalt shingles manufactured by GAFBMC since January 1979. The action alleges, among other things, that such shingles were defective and seeks unspecified damages on behalf of the purported class. On August 30, 1996, an action was commenced in Johnson County, Texas, against GAF, GAFBMC and BMCA on behalf of a purported statewide class of purchasers of laminated organic shingles, which GAF ceased manufacturing in 1981. The Company has removed this action to the United States District Court for the Northern District of Texas, and the plaintiffs have sought to dismiss this action or, in the alternative, to remand the case to state court. The action alleges, among other things, that the shingles were defective and seeks unspecified damages on behalf of the purported class. On or about January 7, 1997, an action was commenced in the Superior Court of New Jersey, Middlesex County against GAFBMC on behalf of a purported nationwide class of owners of buildings with shingles manufactured by GAFBMC who allegedly have suffered damages since January 1991. The action alleges, among other things, that such shingles were defective and seeks unspecified damages on behalf of the purported class. Plaintiffs have not moved for class certification in any of these actions.

     On August 14, 1996, an action was commenced in Pointe Coupee Parish, Louisiana, against GAF and GAFBMC on behalf of a purported nationwide class of those who own or did own single family residences on which GAF Timberline(Registered) shingles were installed. The Company was not served or otherwise notified of the action until November 1996. Without any notice to the Company, in August 1996, the court in Pointe Coupee conditionally certified the nationwide class, reserving the right to decertify the class or otherwise modify its order. The Company intends to appeal the state court's conditional class certification. The action alleges that the shingles were defective and seeks an unspecified amount of compensatory and punitive damages on behalf of the purported class.

     The Company does not believe certification of a class is warranted in any of these actions, and intends to vigorously oppose them.

                                     * * *

     The Company believes that the ultimate disposition of the cases described above under 'Environmental Litigation,' 'Asbestos-in-Building Claims' and 'Other Litigation' will not, individually or in the aggregate, have a material adverse effect on the Company's liquidity, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     There is no trading market for the Registrant's common stock. All of the Registrant's Common Stock is held by GAF Corporation.

ITEM 6. SELECTED FINANCIAL DATA

     See Page F-6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See Page F-2.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index on Page F-1 and Financial Statements and Supplementary Data on Pages F-7 to F-28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age, position and other information with respect to the directors and executive officers of G-I Holdings. Each person listed below is a citizen of the United States.

                                             PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD(1)         AGE      AND FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------  ---  -----------------------------------------
Samuel J. Heyman................  58   Mr. Heyman has been a director and
Director, Chairman and Chief             Chairman and Chief Executive Officer of
  Executive Officer                      G-I Holdings since August 1988, a
                                         director and Chairman of BMCA since its
                                         formation and Chief Executive Officer
                                         of BMCA since June 1996. He has served
                                         as a director and Chairman and Chief
                                         Executive Officer of ISP since its
                                         formation in May 1991 and Chairman and
                                         Chief Executive Officer of GAFBMC since
                                         May 1994. Mr. Heyman has held the same
                                         offices with GAF and certain of its
                                         subsidiaries since April 1989, prior to
                                         which he held the same position with
                                         GAF's predecessor (the 'Predecessor
                                         Company') from December 1983 to April
                                         1989. Mr. Heyman has been a director of
                                         USI since October 1995, and a Director,
                                         Chairman and Chief Executive Officer of
                                         ISP Holdings since its formation. He is
                                         also the Chief Executive Officer,
                                         Manager and General Partner of a number
                                         of closely held real estate development
                                         companies and partnerships whose
                                         investments include commercial real
                                         estate and a portfolio of publicly
                                         traded securities.

Sunil Kumar.....................  47   Mr. Kumar has been the President, Chief
President and Chief Operating            Operating Officer and a director of
  Officer, BMCA                          BMCA since July 1996, March 1996 and
                                         May 1995, respectively. He was
                                         President, Commercial Roofing Products
                                         Division, and Vice President of BMCA
                                         from February 1995 to March 1996. He
                                         has been Chairman of USI since March
                                         1996 and a director of USI since
                                         October 1995. From 1992 to February
                                         1995, he was Executive Vice President
                                         of Bridgestone/Firestone Inc., a retail
                                         distributor and manufacturer of tires
                                         and provider of automobile services.
                                         From 1982 to 1990, Mr. Kumar was
                                         President of Firestone Building
                                         Products Company, and from 1990 to 1992
                                         he was Vice President of Bridgestone/
                                         Firestone.

Carl R. Eckardt.................  66   Mr. Eckardt has been Executive Vice
Executive Vice President                 President of G-I Holdings since March
                                         1993 and of ISP Holdings since its
                                         formation. He has been Vice Chairman of
                                         GAF since November 1996, a director of
                                         GAF since April 1987 and a director of
                                         ISP since its formation. He was
                                         Executive Vice President of GAF from
                                         April 1989 to November 1996 and held
                                         the same position with the Predecessor
                                         Company from January 1987 to April
                                         1989. He was President and Chief
                                         Operating Officer of ISP from January
                                         1994 to November 1996 and Executive
                                         Vice President of ISP from its
                                         formation to January 1994 and has
                                         served as such since November 1996. Mr.
                                         Eckardt was President of GFC and the
                                         Predecessor Company's chemicals
                                         division from 1985 to 1987. Mr. Eckardt
                                         was Senior Vice President Worldwide
                                         Chemicals and Senior Vice President
                                         International Chemicals of the
                                         Predecessor Company from 1982 to 1985
                                         and 1981 to 1982, respectively. Mr.
                                         Eckardt joined the Predecessor Company
                                         in 1974.

                                       11

                                             PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD(1)         AGE      AND FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------  ---  -----------------------------------------
James P. Rogers.................  46   Mr. Rogers has been Executive Vice
Executive Vice President and             President and Chief Financial Officer
  Chief Financial Officer                of GAF, G-I Holdings, ISP Holdings and
                                         certain of their respective
                                         subsidiaries and Executive Vice
                                         President-Finance of ISP since December
                                         1996, a director of BMCA since its
                                         formation and Executive Vice President
                                         of BMCA since December 1996. He was
                                         Senior Vice President of such
                                         corporations from November 1993 to
                                         December 1996 and of BMCA from its
                                         formation to December 1996. Mr. Rogers
                                         has been a director and Senior Vice
                                         President of USI since October 1995.
                                         Mr. Rogers was Treasurer of BMCA from
                                         its formation until December 1994. Mr.
                                         Rogers has served as Treasurer of G-I
                                         Holdings, GAF and certain of its
                                         subsidiaries since March 1992 and was
                                         Vice President-Finance of such
                                         corporations from March 1992 to October
                                         1993. From August 1987 to March 1992,
                                         Mr. Rogers was Treasurer of Amphenol
                                         Corporation, a manufacturer of
                                         electronic connectors.

Richard A. Weinberg.............  37   Mr. Weinberg has been Senior Vice
Senior Vice President and                President and General Counsel of GAF,
  General Counsel                        G-I Holdings, ISP and certain of their
                                         respective subsidiaries since May 1996
                                         and of ISP Holdings since its
                                         formation. Mr. Weinberg has been Senior
                                         Vice President and General Counsel of
                                         BMCA since May 1996. He was Vice
                                         President and General Counsel of BMCA
                                         from September 1994 to May 1996, Vice
                                         President-Law of BMCA from May 1994 to
                                         September 1994 and Vice President-Law
                                         of GAFBMC from April 1993 to May 1994.
                                         Mr. Weinberg was employed by Reliance
                                         Group Holdings Inc., a diversified
                                         insurance holding company, as Staff
                                         Counsel from October 1987 to January
                                         1990 and as Assistant Vice President
                                         and Corporate Counsel from January 1990
                                         to April 1993.

Louis S. Goldberg...............  60   Mr. Goldberg has been Senior Vice
Senior Vice President,                   President, Corporate Human Resources of
  Corporate Human Resources              GAF and G-I Holdings and certain of
                                         their subsidiaries since July 1996 and
                                         of ISP Holdings since its formation. He
                                         has served as Senior Vice President,
                                         Headquarters Administrative Services of
                                         ISP since July 1996. From January 1996
                                         to July 1996, Mr. Goldberg served as a
                                         senior consultant to GAF. From January
                                         1995 to January 1996, he was
                                         Commissioner of the Department of
                                         Administrative Services for the State
                                         of Connecticut, and from January 1991
                                         to December 1993 he served as
                                         Connecticut's Commissioner of the
                                         Department of Motor Vehicles. From
                                         September 1989 to December 1990, he was
                                         Senior Vice President of Staub,
                                         Warmbold & Associates. From August 1984
                                         to April 1989 he was Vice
                                         President-Human Resources of Playtex,
                                         Inc. and from February 1977 to January
                                         1984 he was Vice President
                                         Administration/Human Resources of The
                                         Seagram Company Ltd.

                                             PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD(1)         AGE      AND FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------  ---  -----------------------------------------
Donald W. LaPalme...............  59   Dr. LaPalme has been Senior Vice
Senior Vice President-                   President-Operations of BMCA and
  Operations, BMCA                       certain of its subsidiaries since April
                                         1996. He was Vice President-Operations
                                         of BMCA and certain of its subsidiaries
                                         from January 1994 to April 1996 and
                                         held the same position with GAFBMC from
                                         1987 to May 1994. From 1985 to 1987 he
                                         was plant manager and Director of
                                         Manufacturing Polymers of GFC's Calvert
                                         City, Kentucky manufacturing facility.
                                         From 1981 to 1984 he was Vice President
                                         of Manufacturing of GAF's Building
                                         Materials Division.

Danny J. Adair..................  52   Mr. Adair has been President and Chief
President and Chief Executive            Executive Officer of USI since 1982.
  Officer, U.S. Intec, Inc.

Joseph J. Okaly.................  39   Mr. Okaly has been Vice President of
Vice President-Marketing and             Marketing and Sales, Residential
  Sales, Residential Roofing             Roofing Products of BMCA since June
  Products, BMCA                         1996. He was Vice President-Logistics
                                         of BMCA from December 1992 to June 1996
                                         and Director, Distribution/Customer
                                         Service of BMCA from January 1992 to
                                         December 1992.

William W. Collins..............  46   Mr. Collins has been Vice President-
Vice President-Marketing and             Marketing & Sales, Commercial Roofing
  Sales, Commercial Roofing              Products of BMCA since March 1996. He
  Products, BMCA                         was Vice President-Sales, Commercial of
                                         BMCA from December 1995 to March 1996,
                                         Director of Insulation, Accessories and
                                         Cobra Products of BMCA from February
                                         1995 to December 1995 and Director of
                                         Special Projects of BMCA from July 1992
                                         to February 1995. From February 1991 to
                                         July 1992, he was Vice President-Sales
                                         & Marketing of Berger Building
                                         Products, Incorporated.

------------------
(1) Under the Company's By-laws, each director and executive officer continues in office until the Company's next annual meeting of stockholders and until his successor is elected and qualified.

GAF

     The following table sets forth the name, age, position and other information with respect to each director of GAF, other than Messrs. Heyman and Eckardt who are also directors and executive officers of GAF. Each person listed below is a citizen of the United States. All directors other than Mr. Heyman have served GAF as directors since April 1989. Mr. Heyman has served as director since September 1987. Mr. Heyman and Ronnie F. Heyman are husband and wife.

                                             PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD(1)         AGE      AND FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------  ---  -----------------------------------------
Ronnie F. Heyman................  48   Mrs. Heyman is a director of GAF.
Director

------------------
(1) Under GAF's By-laws, each director continues in office until GAF's next annual meeting of stockholders and until his successor is elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the five other most highly compensated executive officers of the Company as of December 31, 1996.

                                                                                         LONG TERM
                                                                                        COMPENSATION
                                                   ANNUAL COMPENSATION                 --------------
                                      ---------------------------------------------      SECURITIES
                                                                          OTHER          UNDERLYING
                                                                          ANNUAL            SARs(S)          ALL OTHER
NAME AND PRINCIPAL POSITION(8)        YEAR     SALARY      BONUS(1)    COMPENSATION     /OPTIONS(O)(1)      COMPENSATION
-----------------------------------   ----    --------     --------    ------------    --------------       ------------
Samuel J. Heyman ..................   1996            (7)          (7)           (7)                 (7)              (7)
  Chairman and Chief Executive        1995            (7)          (7)           (7)                 (7)              (7)
  Officer                             1994            (7)          (7)           (7)                 (7)              (7)

Sunil Kumar .......................   1996    $285,000(2)  $165,000      $      0(2)   2,190(O)/8,609(S)(8)   $ 13,561(2)
  President and Chief                 1995     208,336(2)    60,000(2)     31,382(2)            9,201(S)         8,475(2)
  Operating Officer, BMCA             1994            (2)          (2)           (2)                 (2)              (2)

Danny J. Adair ....................   1996    $216,686(3)  $ 53,093      $      0               1,550(O)      $  3,972(3)
  President and Chief Executive       1995     216,686(3)    25,000(3)          0(3)                0            3,953(3)
  Officer, USI                        1994            (3)          (3)           (3)                 (3)              (3)

Donald W. LaPalme .................   1996    $160,000     $ 59,774      $      0               1,200(O)      $ 14,519(4)
  Senior Vice President-Operations,   1995     148,500       34,000             0                   0           14,381(4)
  BMCA                                1994     141,000       40,000             0                   0           17,338(4)

William W. Collins ................   1996    $130,000     $ 42,588      $      0                 900(O)      $ 12,092(5)
  Vice President-Marketing & Sales,   1995     122,000       20,000             0                   0           14,149(5)
  Commercial Roofing Products, BMCA   1994     107,000            0             0                   0            3,655(5)

Joseph J. Okaly ...................   1996    $130,000     $ 35,763      $      0                 900(O)      $ 11,212(6)
  Vice President-Marketing & Sales,   1995     118,000       22,000             0                   0           10,033(6)
  Residential Roofing Products        1994     107,500       22,500             0                   0            9,744(6)

------------------
(1) Bonus amounts are payable pursuant to BMCA's Executive Incentive Compensation Program. The stock appreciation rights (S) relate to shares of GAF common stock. The options (O) relate to shares of redeemable convertible preferred stock of BMCA. See 'Options/SARs.'

(2) Included in 'Other Annual Compensation' for Mr. Kumar are $19,897 in payment of moving related expenses and a 'tax gross-up' of $8,711 in 1995. Included in All Other Compensation for Mr. Kumar are $10,750 and $5,664, representing BMCA's contribution under the GAF Capital Accumulation Plan in 1996 and 1995, respectively; $1,636 for premiums paid by BMCA in each of 1995 and 1996 for a life insurance policy; and $1,175 for the premium paid by BMCA for a long-term disability policy in each of 1995 and 1996. Mr. Kumar commenced employment with the Company in February 1995.

(3) Included in 'All Other Compensation' for Mr. Adair are $1,260 in each of 1996 and 1995 for a life insurance policy; $2,212 and $2,193 for premiums paid on a long-term disability policy in 1996 and 1995, respectively; and $500 in each of 1996 and 1995, representing the Company's contribution under the GAF Capital Accumulation Plan. USI became a subsidiary of the Company in 1995.

(4) Included in these amounts for Dr. LaPalme are: $11,000, $11,000 and $11,000, representing BMCA's contribution under the GAF Capital Accumulation Plan in 1996, 1995 and 1994, respectively; $2,754, $2,646

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

    and $5,643 for the premium paid by BMCA for a life insurance policy in 1996, 1995 and 1994, respectively; and $765, $735 and $695 for premiums paid by BMCA for a long-term disability policy in 1996, 1995 and 1994, respectively.

(5) Included in these amounts for Mr. Collins are: $10,633, $14,149 and $3,655, representing BMCA's contribution under the GAF Capital Accumulation Plan in 1996, 1995 and 1994, respectively; $849 for the premium paid by BMCA for a life insurance policy in 1996; and $610 for the premium paid by BMCA for a long-term disability policy in 1996.

(6) Included in these amounts for Mr. Okaly are: $10,390, $9,261 and $9,018, representing BMCA's contributions under the GAF Capital Accumulation Plan in 1996, 1995 and 1994, respectively; $284, $267 and $251 for premiums paid by BMCA for a life insurance policy in 1996, 1995 and 1994, respectively; and $538, $505 and $475 for premiums paid by BMCA for a long-term disability policy in 1996, 1995 and 1994, respectively.

(7) The salaries and other compensation of Messrs. Heyman, Weinberg, Rogers, Eckardt and Goldberg are paid by ISP, an affiliate of the Company. Mr. Heyman, Mr. Rogers and Mr. Weinberg render services to the Company pursuant to a management agreement. See Item 13. No allocation of compensation for services to the Company is made pursuant to such management agreement.

(8) Excluded are options to purchase redeemable convertible preferred stock of ISP Holdings, See Note (3) to the first table under 'Options/SARs' below.

OPTIONS/SARS

     The following table summarizes options ('BMCA Preferred Options') to acquire BMCA's Redeemable Convertible Preferred Stock and stock appreciation rights relating to GAF Common Stock ('GAF SARs') granted during 1996 to the executive officers named in the Summary Compensation Table above and the potential realizable value of BMCA Preferred Options and GAF SARs held by such persons. No BMCA Preferred Options or GAF SARs were exercised by such persons in 1996.

                              BMCA PREFERRED STOCK OPTION (O)/GAF SAR(S) GRANTS IN 1996 (1)(2)
                        -----------------------------------------------------------------------------
                                                                                POTENTIAL REALIZABLE
                                                                                  VALUE AT ASSUMED
                                                                                ANNUAL RATES OF BOOK
                         NUMBER OF SECURITIES      % OF TOTAL OPTIONS/SARS       VALUE APPRECIATION
                        UNDERLYING OPTIONS/SARS     GRANTED TO EMPLOYEES       ----------------------
                                GRANTED                IN FISCAL 1996             5%           10%
                        -----------------------    -----------------------     --------      --------
Sunil Kumar(3).......           8,609(S)                   16.4%(S)            $194,363(S)   $242,904(S)
                                2,190(O)                    8.9%(O)              68,000(0)    160,000(0)
Danny J. Adair.......           1,550(O)                    6.3%(O)              48,000(0)    113,000(0)
Donald W. LaPalme....           1,200(O)                    4.9%(O)              37,000(0)     88,000(0)
William W. Collins...             900(O)                    3.7%(O)              28,000(0)     66,000(0)
Joseph J. Okaly......             900(O)                    3.7%(O)              28,000(0)     66,000(0)

------------------
(1) The BMCA Preferred Options represent options to purchase shares of Redeemable Convertible Preferred Stock of BMCA (the 'Preferred Stock'). Each share of Preferred Stock is convertible, at the holder's option, into shares of common stock of BMCA at a formula price based on Book Value (as defined in the option agreements) as of the date of grant. The BMCA Preferred Options vest over seven years from the date of grant. Dividends will accrue on the Preferred Stock from the date of issuance at the rate of 8% per annum. The Preferred Stock is redeemable, at the Company's option, for a redemption price equal to the exercise price per share plus accrued and unpaid dividends. The common stock of BMCA issuable upon conversion of the Preferred Stock is subject to repurchase by the Company under certain circumstances at a price equal to current Book Value. The exercise price of the options is equal to the fair value per share of the Preferred Stock at the date of grant. The BMCA Preferred Options have no expiration date. The potential realizable values are calculated on the basis of a seven-year period from the date of grant. In connection with the Separation Transactions, options to purchase shares of redeemable convertible preferred stock of USI held by Messrs. Kumar, LaPalme, Collins, Okaly and Adair were canceled and exchanged for an equal number of BMCA Preferred Options and the terms of BMCA Preferred Options were adjusted to reflect the impact of the Separation Transactions. The information set forth above reflects such adjustment and exchange.

(2) The GAF SARs represent the right to receive a cash payment based upon the appreciation in value of the specified number of shares of common stock of GAF over the determined initial book value per share of common stock of GAF (adjusted for the Separation Transactions) and interest on such book value at a specified rate. The GAF SARs vest over a five-year period, subject to earlier vesting under certain circumstances including in connection with a change of control, and have no expiration date. The potential realizable values are calculated on the basis of a ten-year period from the date of grant. The GAF SARs were issued to Mr. Kumar on January 1, 1997 in connection with the Separation Transactions, in exchange for options granted to Mr. Kumar in 1996 to purchase shares of redeemable convertible preferred stock of GAF. The grant date of the GAF SARs is deemed to be the date of such GAF options for vesting and other purposes.

(3) Excluded are options to purchase 24,095 shares of redeemable convertible preferred stock of ISP Holdings ('ISP Holdings Options') issued to Mr. Kumar on January 1, 1997 in connection with the Separation Transactions, which have potential realizable values of $48,491 and $1,667,715 at assumed annual rates of Book Value appreciation of 5% and 10%, respectively. Each share of preferred stock is convertible, at the holder's option, into shares of ISP Holdings common stock at a formula price based on the sum of the determined initial Book Value (as defined) plus interest on such Book Value at a specified rate. The ISP Holdings Options are exercisable at a price of $111.44 per share and vest over seven years from the date of
                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

    grant, subject to earlier vesting under certain circumstances, including in connection with a change of control. Dividends will accrue on the ISP Holdings preferred stock from the date of issuance at the rate of 6% per annum. The ISP Holdings preferred stock is redeemable, at ISP Holdings' option, for a redemption price equal to the exercise price per share plus accrued and unpaid dividends. The ISP Holdings common stock issuable upon conversion of the ISP Holdings preferred stock is subject to repurchase by ISP Holdings under certain circumstances at a price equal to current Book Value. The ISP Holdings Options have no expiration date. The potential realizable values are calculated on the basis of a ten-year period from the date of grant.

        BMCA PREFERRED STOCK OPTIONS/GAF STOCK APPRECIATION RIGHTS AND
                  OPTION/SAR VALUES AS OF DECEMBER 31, 1996

                           NUMBER OF SECURITIES
                                UNDERLYING                VALUE OF UNEXERCISED
                        UNEXERCISED BMCA PREFERRED     IN-THE-MONEY BMCA PREFERRED
                          OPTIONS(O)/GAF SARS(S)         OPTIONS(O)/GAF SARS(S)
                                AT 12/31/96                  AT 12/31/96(1)
NAME                     EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
---------------------   ---------------------------    ---------------------------
Sunil Kumar(2).......      0/17,810(S) 0/2,190(O)            $0/$9,648(S)(1)
Danny J. Adair.......                  0/1,550(O)                        (1)
Donald W. LaPalme....                  0/1,200(O)                        (1)
William W. Collins...                    0/900(O)                        (1)
Joseph J. Okaly......                    0/900(O)                        (1)

------------------
(1) 9,201 GAF SARs held by Mr. Kumar were not in-the-money as of December 31, 1996. No BMCA Preferred Options were in the money as of December 31, 1996.

(2) Excluded are options to purchase 33,296 shares of ISP Holdings preferred stock held by Mr. Kumar, none of which were exercisable and 9,201 of which were in-the-money and had a value of $529,127 as of December 31, 1996.

COMPENSATION OF DIRECTORS

     The directors of G-I Holdings do not receive any compensation for their services as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the outstanding common stock of G-I Holdings (the 'Common Stock') is owned of record by GAF.

     The following table sets forth information with respect to the ownership of Common Stock, as of March 15, 1997, by each other person known to G-I Holdings to own beneficially more than 5% of the Common Stock outstanding on that date, by each director of G-I Holdings and by all executive officers and directors of G-I Holdings as a group:

                                                       AMOUNT AND                        PERCENT OF
                        NAME AND ADDRESS OF            NATURE OF          PERCENT OF    TOTAL VOTING
  TITLE OF CLASS         BENEFICIAL OWNER         BENEFICIAL OWNERSHIP      CLASS          POWER
------------------  ---------------------------   --------------------    ----------    ------------
Common Stock......  Samuel J. Heyman                      100               100%(1)        100%(1)
                    1361 Alps Road
                    Wayne, New Jersey 07470

                    All directors and executive           100               100%(1)        100%(1)
                    officers of G-I Holdings as
                    a group (10 persons)

                                                         (Footnote on next page)

(Footnote from previous page)
------------------
(1) The number of shares shown as beneficially owned by Mr. Heyman and by all directors and executive officers as a group attributes ownership of GAF's shares to Mr. Heyman. As of March 15, 1997, Mr. Heyman beneficially owned approximately 96% of the capital stock of GAF.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENTS

     Pursuant to a management agreement which expires December 31, 1997, ISP (which is controlled by G-I Holdings' Chief Executive Officer, Samuel J. Heyman) provides certain general management, administrative and facilities services to G-I Holdings, BMCA, USI and GFC (including the use of BMCA's headquarters in Wayne, New Jersey), for which BMCA, USI, G-I Holdings and GFC paid ISP a management fee of $4.7 million in 1996. In addition to the management fee, BMCA paid approximately $.8 million to ISP in 1996 primarily for telecommunications and information services, and G-I Holdings and BMCA paid approximately $0.5 million to ISP in 1996 for certain legal services, which in each case were not then contemplated by the management agreement. In connection with the Separation Transactions, the management agreement was modified to incorporate such services into the management agreement, and, in that connection, the management fee payable by the Company to ISP was increased to $5.4 million. Certain of the Company's executive officers receive their compensation from ISP, with ISP being indirectly reimbursed therefor by virtue of the management fee.

     Due to the unique nature of the services provided under the management agreement, comparisons with third party arrangements are difficult. However, the Company believes that the terms of the management agreement taken as a whole are no less favorable to the Company than could be obtained from an unaffiliated third party.

CERTAIN PURCHASES

     BMCA purchases from ISP all of its colored mineral granules requirements, except for the requirements of its California roofing plant, under a requirements contract which was renewed for one year, effective as of January 1, 1997, and is subject to annual renewal unless terminated by BMCA or ISP. In December 1995, USI commenced purchasing substantially all of its requirements for colored roofing granules from ISP (except for the requirements of its Stockton, California and Corvallis, Oregon plants which are supplied by a third party) pursuant to a supply contract. In 1996, BMCA and USI purchased in the aggregate approximately $50.5 million of mineral products from ISP.

TAX SHARING AGREEMENTS

     BMCA and its subsidiaries have entered into a tax sharing agreement dated January 31, 1994 with GAF and G-I Holdings with respect to the payment of federal income taxes and certain related matters (the 'Tax Sharing Agreement'). During the term of the Tax Sharing Agreement, which shall be effective for the period during which BMCA or any of its domestic subsidiaries is included in a consolidated federal income tax return filed by GAF, BMCA is obligated to pay G-I Holdings an amount equal to those federal income taxes BMCA would have incurred if BMCA (on behalf of itself and its domestic subsidiaries) filed its own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by BMCA to G-I Holdings in future years, but cannot be carried back. If BMCA were no longer a member of the consolidated GAF tax group (the 'GAF Group'), it would be required to pay to G-I Holdings the value of any tax attributes it would succeed to under the consolidated return regulations to the extent such attributes reduced the amounts otherwise payable by BMCA under the Tax Sharing Agreement. Under certain circumstances, the provisions of the Tax Sharing Agreement could result in BMCA having a greater liability thereunder than it would have had if it (and its domestic subsidiaries) had filed its own separate federal income tax return. Under the Tax Sharing Agreement, BMCA and each of its domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of GAF or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to the business or assets of BMCA or any domestic subsidiary of BMCA. Although, as a member of the GAF Group, BMCA is severally liable for all federal income tax liabilities of the GAF Group, including tax liabilities not related to the business of BMCA, G-I Holdings and GAF have agreed to indemnify

BMCA and its subsidiaries for all tax liabilities of the GAF Group other than tax liabilities (i) arising from the operations of BMCA and its domestic subsidiaries and (ii) for tax years pre-dating the Tax Sharing Agreement that relate to the business or assets of BMCA and its domestic subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, GAF makes all decisions with respect to all matters relating to taxes of the GAF Group. The provisions of the Tax Sharing Agreement take into account both the federal income taxes BMCA would have incurred if it filed its own separate federal income tax return and the fact that BMCA is a member of the GAF Group for federal income tax purposes.


     G-I Holdings has entered into a Tax Sharing Agreement with GAF with respect to the payment of Federal income taxes and certain related matters (the 'G-I Holdings Tax Sharing Agreement'). During the term of the G-I Holdings Tax Sharing Agreement, which shall extend as long as G-I Holdings is included in a consolidated Federal income tax return filed by GAF, G-I Holdings is obligated to pay to GAF an amount equal to those Federal income taxes G-I Holdings would have incurred if G-I Holdings (on behalf of itself and its domestic subsidiaries) filed its own Federal income tax return, but, in general, not in excess of the amount of Federal income tax GAF actually pays or is required to pay. GAF has agreed to indemnify G-I Holdings and its domestic subsidiaries for all tax liabilities of the GAF consolidated group other than tax liabilities arising from the operations of G-I Holdings and its domestic subsidiaries. The G-I Holdings Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the G-I Holdings Tax Sharing Agreement, GAF makes all decisions with respect to all matters relating to taxes of the GAF consolidated group.

INTERCOMPANY BORROWINGS

     Prior to the consummation of the Separation Transactions, letters of credit for the benefit of the Company were provided under ISP's revolving credit agreement. The highest amount of such letters of credit during 1996 was $2.3 million.

TENDER OFFER

     On October 18, 1996, ISP Holdings consummated a cash tender offer and consent solicitation (the 'Tender Offer') for all of the Senior Discount Notes and Series B Senior Discount Notes due 1998 (the 'Discount Notes') of G-I Holdings. Approximately 99% of the outstanding Discount Notes were tendered pursuant to the Tender Offer and approximately $6.3 million in aggregate principal amount at maturity remain outstanding. In connection with such offer to purchase, ISP Holdings also obtained the consent of the tendering holders of the Discount Notes to certain amendments (the 'Discount Note Amendments') to the Indenture dated as of October 5, 1993 (the 'Discount Note Indenture') between G-I Holdings and the Bank of New York, as trustee, governing the Discount Notes. The Discount Note Amendments modified or eliminated certain restrictive covenants contained in the Discount Note Indenture, including those covenants that would have prohibited the Separation Transactions.

     Concurrently with the consummation of the Tender Offer, G-I Holdings purchased for cash from ISP Holdings Discount Notes tendered pursuant to the Tender Offer (the 'Repurchase') in an amount equal to $133 million, which was sufficient, together with the net proceeds of a note offering by ISP Holdings to allow ISP Holdings to consummate the Tender Offer and to pay certain expenses in connection with the Tender Offer, the Exchange Offer (as defined below) and such note offering. All remaining Discount Notes validly tendered and purchased in the Tender Offer by ISP Holdings (approximately $277.0 million principal amount at maturity) were held by ISP Holdings and remained outstanding as obligations of G-I Holdings until immediately prior to consummation of the Separation Transactions, at which time they were contributed to G-I Holdings as a capital contribution and canceled by G-I Holdings. In addition, immediately prior to such capital contribution, G-I Holdings purchased from ISP Holdings Discount


Notes for an aggregate amount equal to $45.8 million representing the sum of $45 million and the amount of fees and expenses of ISP Holdings related to the Separation Transactions (not including those fees and expenses already accounted for in the purchase of Discount Notes by G-I Holdings from ISP Holdings). All Discount Notes so purchased were canceled by G-I Holdings.

EXCHANGE OFFER

     On October 18, 1996, ISP Holdings consummated an offer to exchange (the 'Exchange Offer') $1,000 principal amount of its 9 3/4% Senior Notes due 2002 ('9 3/4% Notes') for each $1,000 principal amount of G-I Holdings' Senior Notes due 2006 (the '10% Notes'). Pursuant to the Exchange Offer, on October 18, 1996, 9 3/4% Notes in the aggregate principal amount of $199,871,000 were issued to the former holders of the 10% Notes. Approximately 99% of the outstanding 10% Notes were tendered pursuant to the Exchange Offer and approximately $0.1 million in aggregate principal amount remain outstanding. All 10% Notes validly tendered and accepted in the Exchange Offer were held by ISP Holdings and remained outstanding as obligations of G-I Holdings until immediately prior to consummation of the Separation Transactions, at which time such 10% Notes were contributed to G-I Holdings by ISP Holdings as a capital contribution and canceled by G-I Holdings. In connection with such exchange offer, ISP Holdings also obtained the consent of the tendering holders of the 10% Notes to certain amendments (the '10% Note Amendments') to the Indenture dated as of February 14, 1996 (the '10% Note Indenture') between G-I Holdings and the Bank of New York, as trustee, governing the 10% Notes. The 10% Note Amendments modified or eliminated certain restrictive covenants contained in the 10% Note Indenture, including those covenants that would have prohibited the Separation Transactions.

SEPARATION TRANSACTIONS

     Reference is made to the description of the Separation Transactions contained in the second paragraph under Item 1. 'Business.'

     Pursuant to the terms of an indemnification agreement dated as of October 18, 1996 (the 'Indemnification Agreement') among GAF, G-I Holdings, ISP Holdings, G Industries and GFC, (i) GAF and G-I Holdings have agreed to indemnify ISP Holdings and its subsidiaries for all liabilities of the GAF Group as it is currently comprised (the 'Current GAF Group'), including all liabilities for asbestos-related claims (whether for indemnity or defense) and such group's liabilities relating to environmental matters, litigation and employee benefits and excluding all liabilities of ISP and its subsidiaries, all liabilities relating to the 9 3/4% Notes and ISP Holdings' 9% Senior Notes due 2003 (together the 'Notes') and all other liabilities reflected in the pro forma consolidated balance sheet of ISP Holdings and its subsidiaries or the notes thereto prepared in connection with the Tender Offer and the Exchange Offer,
(ii) ISP Holdings has agreed to indemnify GAF and other members of the Current GAF Group for all liabilities of ISP and its subsidiaries, all liabilities relating to the Notes, and all other liabilities reflected in the pro forma consolidated balance sheet of ISP Holdings and its subsidiaries or the notes thereto prepared in connection with the Tender Offer and the Exchange Offer

(excluding those liabilities as to which ISP Holdings is being indemnified in accordance with clause (i)), (iii) ISP Holdings has agreed to indemnify GAF and other members of the Current GAF Group for its accrued tax liability prior to the Separation Transactions and (iv) GAF, G-I Holdings, G Industries and GFC have agreed to indemnify ISP Holdings, ISP and its subsidiaries from, and against, any and all taxes (net of any tax benefits realized by the indemnities) that may be payable by the Current GAF Group with respect to the Separation Transactions.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

     (a)(1) Financial Statements: See Index on page F-1.

     (a)(2) Financial Statement Schedules: See Index on page F-1.

     (a)(3) Exhibits:

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
  3.1    -- Certificate of Incorporation of G-I Holdings (incorporated by reference to Exhibit 3.1 to G-I Holdings' Annual Report on Form 10-K
            for the year ended December 31, 1989 (the '1989 10-K')).

  3.2 -- By-laws of G-I Holdings (incorporated by reference to Exhibit 3.2 to the 1989 10-K).

  4.1    -- Indenture, dated as of October 5, 1993 (the 'Discount Notes
            Indenture'), between G-I Holdings and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of G-I Holdings (Registration No.
            33-72220) (the 'Discount Notes Registration Statement')).

  4.2    -- First Supplemental Indenture dated as of October 18, 1996 to the
            Discount Notes Indenture.

  4.3 -- Indenture, dated as of February 14, 1996 ('10% Note Indenture'), between G-I Holdings and The Bank of New York, as trustee
            (incorporated by reference to Exhibit 4.1 to the Registration
            Statement on Form S-4 of G-I Holdings (Registration No. 333-2436)
            (the 'G-I Holdings Registration Statement')).

  4.4    -- First Supplemental Indenture dated as of October 18, 1996 to the 10%
            Note Indenture.

 10.1    -- Indenture, dated as of December 9, 1996, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration on Form S-4 (Registration No. 333-20859) (the
            'Senior Notes Registration Statement')).

 10.2    -- Indenture dated as of June 30, 1994 between BMCA and The Bank of New
            York, as trustee (incorporated by reference to Exhibit 4.1 to the Deferred Coupon Note Registration Statement).

 10.3    -- Management Agreement, dated as of March 3, 1992 ('Management
            Agreement'), among GAF, G-I Holdings, G Industries, ISP, GAFBMC and
            GAF Broadcasting Company, Inc. (incorporated by reference to Exhibit
            10.9 to the Registration Statement on Form S-4 of G-I Holdings
            (Registration No. 33-72220)).

 10.4    -- Amendment No. 1, dated as of January 1, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.10 to G-I
            Holdings' Annual Report on Form 10-K for the year ended December 31,
            1993).

 10.5    -- Amendment No. 2, dated as of May 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.1 to G-I
            Holdings' Quarterly Report on Form 10-Q for the quarter ended July
            3, 1994).

 10.6    -- Amendment No. 3, dated as of December 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.4 to ISP's Annual
            Report on Form 10-K for the year ended December 31, 1994).

 10.7    -- Amendment No. 4, dated as of December 31, 1995, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to G-I
            Holdings' Registration Statement on Form S-4 (Registration No.
            333-2436)).

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
 10.8    -- Amendment No. 5, dated as of October 18, 1996, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to ISP
            Holdings' Registration Statement on Form S-4 (Registration No.
            333-17827)).

 10.9    -- Amendment No. 6, dated as of January 1, 1997, to the Management
            Agreement (incorporated by reference to Exhibit 10.8 to the Senior
            Notes Registration Statement).

 10.10   -- Tax Sharing Agreement, dated as of January 31, 1994, among GAF, G-I
            Holdings and BMCA (incorporated by reference to Exhibit 10.6 to BMCA's Registration Statement on Form S-4 (Registration No.
            33-81808) (the 'Deferred Coupon Note Registration Statement').

 10.11   -- Tax Sharing Agreements between GAF and G-I Holdings, and between G-I
            Holdings and G Industries (incorporated by reference to Exhibit
            10.11 to the Discount Notes Registration Agreement).

 10.12   -- Form of Option Agreement relating to Series A Cumulative Redeemable
            Convertible Preferred Stock of BMCA (incorporated by reference to
            Exhibit 10.9 to BMCA's Annual Report on Form 10-K for the year ended
            December 31, 1996 ('BMCA's 1996 Form 10-K')*

 10.13   -- Stock Appreciation Right Agreement dated January 1, 1997 between GAF
            Corporation and Sunil Kumar (incorporated by reference to Exhibit
            10.11 to BMCA's 1996 Form 10-K)*

 10.14   -- Amended and Restated Stock Appreciation Right Agreement dated
            January 1, 1997 between GAF Corporation and Sunil Kumar
            (incorporated by reference to Exhibit 10.12 to BMCA's 1996 Form
            10-K)*

 21      -- Subsidiaries of G-I Holdings.

 27      -- Financial Data Schedule for fiscal year 1996, which is submitted electronically to the Securities and Exchange Commission for information only.

 28      -- Stipulation of Settlement between the Class of Claimants and
            Defendants represented by the Center for Claims Resolution dated
            January 15, 1993 (incorporated by reference to Exhibit 28.1 to G-I
            Holdings' Form 8-K reporting an event on January 5, 1993).

------------------
* Management and/or compensatory plan or arrangement.

     (b) Reports on Form 8-K

          None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: March 26, 1997                      G-I HOLDINGS INC.

                                          By: /s/ JAMES P. ROGERS
                                              JAMES P. ROGERS
                                              Executive Vice President and Chief
                                              Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

       SIGNATURE                          TITLE                        DATE
-----------------------  ---------------------------------------  --------------
 /s/ SAMUEL J. HEYMAN    Chairman, Chief Executive Officer and    March 26, 1997
   Samuel J. Heyman      Director (Principal Executive Officer)

  /s/ JAMES P. ROGERS    Executive Vice President and Chief       March 26, 1997
    James P. Rogers      Financial Officer

 /s/ JONATHAN H. STERN   Vice President and Controller            March 26, 1997
   Jonathan H. Stern     (Principal Accounting Officer)

                               G-I HOLDINGS INC.

                                   FORM 10-K
                 INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE
                                                                            ----
Management's Discussion and Analysis of Financial Condition and Results
  of Operations..........................................................   F-2
Selected Financial Data..................................................   F-6
Report of Independent Public Accountants.................................   F-7
Consolidated Statements of Income for the three years ended December 31,
  1996...................................................................   F-8
Consolidated Balance Sheets as of December 31, 1995 and 1996.............   F-9
Consolidated Statements of Cash Flows for the three years ended December
  31, 1996...............................................................   F-10
Consolidated Statements of Shareholder's Equity (Deficit) for the three
  years ended December 31, 1996..........................................   F-12
Notes to Consolidated Financial Statements...............................   F-13
Supplementary Data (Unaudited):
  Quarterly Financial Data (Unaudited)...................................   F-28

                                   SCHEDULES

Consolidated Financial Statement Schedules:
  Schedule I--Condensed Financial Information of Registrant..............   S-1
  Schedule II--Valuation and Qualifying Accounts.........................   S-4

                               G-I HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Prior to January 1, 1997, G-I Holdings Inc. (the 'Registrant' or 'G-I Holdings') was a wholly-owned subsidiary of ISP Holdings Inc. ('ISP Holdings'), which was a wholly-owned subsidiary of GAF Corporation ('GAF'). ISP Holdings was formed on August 6, 1996 and 10 shares of its common stock were issued to GAF in exchange for all of the capital stock of G-I Holdings, which resulted in G-I Holdings becoming a direct wholly-owned subsidiary of ISP Holdings.

     On January 1, 1997, GAF effected a series of transactions (the 'Separation Transactions') that resulted in, among other things: (1) all shares of the common stock of International Specialty Products Inc. ('ISP') owned by GAF and its subsidiaries, representing approximately 83.5% of the issued and outstanding capital stock of ISP, being distributed to ISP Holdings; (2) all of the outstanding capital stock of G-I Holdings being distributed to GAF; (3) the capital stock of ISP Holdings being distributed to the stockholders of GAF; (4) U.S. Intec, Inc. ('USI') becoming a subsidiary of Building Materials Corporation of America ('BMCA'), a wholly-owned indirect subsidiary of G-I Holdings, through a capital contribution to BMCA by G-I Holdings, and (5) G-I Holdings making a contribution of approximately $82.5 million in cash and short-term investments to BMCA.

     As a result of the Separation Transactions, ISP Holdings and ISP are no longer direct or indirect subsidiaries of GAF or G-I Holdings while the assets and liabilities of G-I Holdings and its wholly-owned subsidiaries, including BMCA, USI and GAF Fiberglass Corporation ('GFC') (formerly known as GAF Chemicals Corporation), are no longer assets and liabilities of ISP Holdings. As used herein, the term 'Company' refers to G-I Holdings and its subsidiaries.

     Accordingly, the results of operations and assets and liabilities of ISP, as well as GAF Broadcasting Company, Inc. (which was sold in August 1996), have been classified as 'Discontinued Operations' within the financial statements for all periods presented. The following discussion is on a continuing operations basis.

     The Company, through its principal operating subsidiary, BMCA, is engaged principally in the manufacture and sale of a broad line of asphalt roofing products and accessories for the residential and commercial roofing markets in the United States.

RESULTS OF OPERATIONS

  1996 Compared With 1995

     The Company recorded a loss from continuing operations in 1996 of $25.6 million compared with a loss from continuing operations of $23.5 million in 1995. The results in 1996 reflected $6.5 million higher interest expense and $4.6 million lower other income, partially offset by $15.3 million higher operating income.


     Net sales for 1996 increased $164.8 million (24%) to $852 million compared with $687.2 million in 1995. The sales growth reflected a 13% increase in sales for BMCA (excluding the effect of USI sales) due to increased unit volumes of both residential and commercial roofing products and higher average residential selling prices, and also reflected USI sales of $99 million for the full year 1996 compared with $21.8 million for the period in 1995 after the date of acquisition.

     Gross profit margin improved to 26.9% in 1996 from 26.2% in 1995, resulting primarily from higher average residential selling prices, partially offset by higher raw material costs. Selling, general and administrative expenses increased 24% to $169 million in 1996 from $136 million in 1995, primarily reflecting higher distribution and selling costs to support the increased level of sales, and also reflecting $13 million higher expenses as a result of the inclusion of USI for the full year 1996. Selling, general and administrative expenses as a percentage of net sales remained constant at 19.8% in both 1996 and 1995.

     Operating income in 1996 was $58.4 million, an increase of $15.2 million (35%) compared with $43.2 million in 1995. The higher operating income was attributable to the increased sales and improved margins and included $4.3 million operating income from USI.

     Interest expense was $127.6 million in 1996 compared with $121 million in 1995 due to higher average debt levels during 1996. However, as described under 'Liquidity and Financial Condition' and in Note 8 to Consolidated Financial Statements, the Company's debt was substantially reduced in the fourth quarter of 1996 through a series of transactions.

     Other income, net, primarily reflects income from a partnership between GFC and an affiliate of Rhone-Poulenc Inc. (the 'Partnership') of $32.3 million in 1996 and $32.4 million in 1995. Other income, net, also comprises net investment income, expenses related to the sale of BMCA's trade accounts receivable, and other nonoperating and nonrecurring items of income and expense; such items totaled $.6 million of net expense in

1996 compared with $4.0 million of income in 1995. The higher net expense in 1996 reflected a $6.7 million writeoff of nonoperating fixed assets, a $3.0 million provision for environmental remediation at shut-down locations, increased expenses related to the sale of BMCA's receivables (up $.6 million), the write-off of costs of acquisitions not consummated ($1.4 million) and certain litigation costs, partially offset by higher investment income (up $10.4 million) (see Note 1 to Consolidated Financial Statements).

     The Company's effective tax benefit rate on pre-tax losses was 31.3% in 1996 compared with 43.4% in 1995. The favorable rate in 1995 was due primarily to utilization of foreign tax credit carryovers.

     As discussed in Note 8 to Consolidated Financial Statements, in February 1996, G-I Holdings completed the exchange of $189.3 million in accreted value of its then outstanding Senior Discount Notes due 1998 (the 'Discount Notes') for $200 million of its 10% Senior Notes due 2006 (the '10% Notes'). In October

1996, ISP Holdings consummated a cash tender offer for the remaining Discount Notes. ISP Holdings also concluded an offer to exchange its new 9 3/4% Senior Notes for $199.9 million aggregate principal amount of G-I Holdings' 10%
Notes. In connection with these transactions, the Company recorded extraordinary losses of $31.0 million, net of related income tax benefits of $17.3 million, representing write-offs of deferred financing fees and the premium to accreted value of $29.4 million paid pursuant to the tender offer.

  1995 Compared With 1994

     The Company recorded a loss from continuing operations in 1995 of $23.5 million compared with a loss from continuing operations of $7.7 million in l994. The results in 1995 reflected $.9 million lower operating income, $22.6 million higher interest expense and $10.9 million lower other income.

     Net sales for 1995 increased $94.1 million (16%) to $687.2 million, compared with $593.1 million in 1994. The sales growth primarily reflected higher unit volumes of both residential and commercial roofing products, including $21.8 million sales of USI, acquired in October 1995, and those of the business of International Permalite Inc. ('IPI'), acquired by BMCA in March 1994, and higher average selling prices.

     Gross profit margin decreased from 28.4% in 1994 to 26.2% in 1995, resulting principally from higher raw material costs, partially offset by the higher average selling prices. Selling, general and administrative expenses increased 9.9% to $136 million, primarily reflecting higher distribution and selling costs to support the increased level of sales, and also reflecting $3.6 million of USI expenses from the date of USI's acquisition. Selling, general and administrative expenses decreased as a percentage of net sales from 20.9% in 1994 to 19.5% in 1995.

     The Company recorded operating income of $43.2 million in 1995 compared with $44.1 million in 1994. While BMCA's operating income increased $1.2 million (3%) to $45.9 million in 1995 compared with $44.7 million in 1994, due principally to the higher sales volumes, partially offset by the lower margins, such increase was more than offset by lower operating income from the Company's insurance subsidiary, which was liquidated during 1995, and by certain operating expenses at the parent company level.

     Interest expense was $121 million in 1995 compared with $98.4 million in 1994. The increase of $22.6 million was attributable to higher debt levels, primarily from the issuance in June 1994 of BMCA's Senior Deferred Coupon Notes due 2004 (the 'Deferred Coupon Notes') (see Note 8 to Consolidated Financial Statements), higher interest rates, and higher Partnership interest.

     Other income, net, includes income from the Partnership of $32.4 million in 1995 and $51.2 million in 1994. Income from the Partnership in 1994 included $23 million, representing the pre-tax income from a partnership distribution of a portion of the interest of GFC in the Partnership as a result of a settlement of GFC's outstanding disputes relating to its interest in the Partnership. See Note 3 to Consolidated Financial Statements. Other income, net, also comprises net investment income, expenses related to the sale of BMCA's trade accounts receivable, and other nonoperating and nonrecurring items of income and expense; such items totaled $4.0 million of net income in 1995 compared with $4.0 million of net expense in 1994. The $8.0 million improvement in 1995 was due primarily to higher net investment income (up $2.5 million) (see Note 1 to Consolidated Financial Statements) and the absence of $4.0 million in provisions for environmental remediation and certain litigation costs.

     The Company recorded a tax benefit of $18 million in 1995 (an effective benefit rate of 43.4%) compared with a tax provision of $.6 million in 1994. The favorable rate in 1995 was due primarily to utilization of foreign tax credit carryovers.

LIQUIDITY AND FINANCIAL CONDITION

     GAF, G-I Holdings and G Industries Corp. are essentially holding companies without independent businesses or operations and, as such, are presently dependent upon the cash flow of their subsidiaries, principally BMCA, in order to satisfy their obligations. As of December 31, 1996, such obligations included

$5.3 million of the Discount Notes, $.1 million of the 10% Notes, $333.8 million estimated present value of asbestos liability (before estimated present value of recoveries from products liability insurance policies of approximately $190.5 million) and approximately $163.8 million of various tax and other liabilities of GAF and its subsidiaries, including tax liabilities relating to the Partnership. For further information, see Notes 1, 3, 4 and 12 to Consolidated Financial Statements. G-I Holdings and GAF expect to obtain funds to satisfy such obligations from, among other things, dividends and loans from subsidiaries (principally BMCA), as to which there are restrictions under the indentures relating to the Deferred Coupon Notes and BMCA's 8 5/8% Senior Notes due 2006 (the '8 5/8% Notes'), and from payments pursuant to the Tax Sharing Agreement between GAF and BMCA. As of December 31, 1996, BMCA, under the most restrictive of its debt covenants, could have paid dividends of up to $167.5 million.

     During 1996, the Company on a consolidated basis generated cash from operations of $39.7 million, invested $25.6 million in capital expenditures, invested $35.1 million for net purchases of available-for-sale and held-to-maturity securities and other short-term investments, generated $89.5 million in cash from the sale of WAXQ-FM (a discontinued operation), and generated $4.6 million from other discontinued operations, for a net cash inflow of $73 million before financing transactions. Cash invested in additional working capital totaled $9.1 million during 1996, mainly reflecting a $3.8 million increase in receivables and a $7.5 million increase in inventories due to higher sales levels. The cash inflow from operating activities was net of a $3.9 million cash outflow for net purchases of trading securities and $59 million in net payments of asbestos claims. See Note 1 to Consolidated Financial Statements and Item 3, 'Legal Proceedings' for a discussion of asbestos claims filed against GAF.

     Net cash used in financing transactions was $2.3 million. As discussed in
Note 8 to Consolidated Financial Statements, in October 1996, ISP Holdings consummated a tender offer for the Discount Notes and an exchange offer for the

10% Notes. Subsequent to the tender offer, G-I Holdings repurchased a total of $178.9 million of the Discount Notes from ISP Holdings (utilizing cash on hand and the repayment of loans owed to G-I Holdings by ISP). The remaining Discount Notes purchased by ISP Holdings in the tender offer which were not repurchased by G-I Holdings and the 10% Notes accepted by ISP Holdings pursuant to the exchange offer were contributed to G-I Holdings by ISP Holdings in December 1996 as a noncash capital contribution and cancelled by G-I Holdings.

     On December 9, 1996, BMCA issued $100 million principal amount at maturity of the 8 5/8% Notes. BMCA utilized the net proceeds from the issuance of the 8 5/8% Notes to repay indebtedness owed by USI to G-I Holdings of approximately $30 million and to pay the purchase price for the March 1997 acquisition of the assets of the Leatherback Industries division of Hollinee Corporation. The remainder will be utilized for general corporate purposes.

     Financing transactions in 1996 also included a cash inflow of $117.8 million in repayments of loans owed to G-I Holdings by ISP and $8.0 million in proceeds from the sale of BMCA's accounts receivable, partially offset by $34.9 million of repayments of long-term debt, $5.0 million of financing fees and $6.5 million in dividends paid to GAF.

     As a result of the foregoing factors, cash and cash equivalents increased by $70.7 million during 1996 to $124.6 million (excluding $106.2 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

     As of December 31, 1996, the Company's scheduled repayments of long-term debt for the twelve months ending December 31, 1997 aggregated $3.4 million.

     The Company's investment strategy is to seek returns in excess of money market rates on its available cash while minimizing market risks. There can be no assurance that the Company will be successful in implementing such a strategy. The Company invests primarily in international and domestic arbitrage and securities of companies involved in acquisition or reorganization transactions, including at times, common stock short positions which are offsets against long positions in securities which are expected, under certain circumstances, to be exchanged or converted into the short positions. With respect to its equity positions, the Company is exposed to the risk of market loss. See Note 1 to Consolidated Financial Statements.

     In June 1996, BMCA's bank credit facilities were extended to June 1997 on the same terms and conditions. In October 1996, a $10 million facility was increased to $12 million and extended to October 1997. Such facilities provide for revolving lines of credit up to $32 million and letters of credit of up to $41 million, provided that total borrowings and outstanding letters of credit may not exceed $42 million. As of December 31, 1996, $38.9 million of letters of credit were outstanding and no amounts had been borrowed thereunder. Under the agreements, BMCA is subject to a minimum consolidated net worth test. As of December 31, 1996, BMCA was in compliance with such test.

     USI has a revolving credit facility, providing for borrowings of up to $29.6 million and letters of credit of up to $2 million (such total borrowings and outstanding letters of credit not to exceed $29.6 million), which expires in January 1999 and is secured by, and subject to limitations based upon values of, accounts receivable, inventories and certain manufacturing equipment. As of December 31, 1996, there were $1.7 million of letters of credit outstanding and no amounts had been borrowed under such facility.

     Borrowings by G-I Holdings and BMCA are subject to the application of certain financial covenants contained in the indentures relating to the Discount Notes, the 10% Notes, the 8 5/8% Notes and the Deferred Coupon Notes. As of December 31, 1996, G-I Holdings and BMCA were in compliance with such covenants.

     The objectives of the Company in utilizing interest rate swap agreements are to lower funding costs, diversify sources of funding and manage interest rate exposure. As of December 31, 1996, the total notional amount of interest rate swaps outstanding was $100.8 million, and the amount of underlying debt relating to such swaps was $220.1 million. By utilizing interest rate swap agreements, the Company reduced its interest expense by $0.2, $1.5 and $2.2 million in 1994, 1995 and 1996, respectively. See Note 8 to Consolidated Financial Statements.

     See Note 8 to Consolidated Financial Statements for further information regarding the debt instruments of the Company.

     In March 1993, BMCA sold its trade accounts receivable ('receivables') to a trust, without recourse, pursuant to an agreement which provided for a maximum of $75 million in cash to be made available to BMCA based on eligible receivables outstanding from time to time. In November 1996, BMCA repurchased the receivables sold pursuant to the 1993 agreement and sold them to a special purpose subsidiary of BMCA, BMCA Receivables Corporation, without recourse, which in turn sold them to a new trust, without recourse, pursuant to new agreements. The new agreements provide for a maximum of $115 million in cash to be made available to BMCA based on eligible receivables outstanding from time to time. This facility expires in December 2001.

     For further information with regard to income taxes, see Note 4 to Consolidated Financial Statements.

     The Company does not believe that inflation has had a material effect on its results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

     The Company, together with other companies, is a party to a variety of administrative proceedings and lawsuits involving environmental matters. See
Item 3, 'Legal Proceedings--Environmental Litigation' for further discussion.

     The discussion as to legal matters involving the Company, including asbestos-related matters, contained in Item 3, 'Legal Proceedings' is incorporated herein by reference.

     At December 31, 1996, the Company had foreign tax credit ('FTC') carryforwards with expiration dates as follows:


     FTC's expiring in the year:

                                                             (THOUSANDS)
                                                             -----------
1998......................................................     $ 5,917
1999......................................................       6,166
                                                             -----------
     Total FTC carryforwards available for tax purposes...     $12,083
                                                             -----------
                                                             -----------

     FTC carryforwards represent amounts available to ISP and due to G-I Holdings under the Tax Sharing Agreement. G-I Holdings intends to transfer the remaining amount which is not utilized in its 1996 consolidated tax return, estimated to be $12.1 million, to ISP Holdings.

FORWARD-LOOKING STATEMENTS

     The discussions in this report contain both historical information and forward-looking statements. Although the Company believes that any such forward-looking statements are based on reasonable assumptions, these statements involve uncertainties that affect, among other things, the Company's operations, markets, products, services and prices. These uncertainties include economic, competitive, governmental and technological factors.

                               G-I HOLDINGS INC.

                            SELECTED FINANCIAL DATA

                                                 YEAR ENDED DECEMBER 31,
                                 --------------------------------------------------------
                                   1992        1993        1994        1995        1996
                                 --------    --------    --------    --------    --------
                                                        (MILLIONS)
OPERATING DATA:
  Net sales...................   $  508.5    $  559.2    $  593.1    $  687.2    $  852.0
  Operating income............       33.8        41.4        44.1        43.2        58.4
  Interest expense............       82.9        90.1        98.4       121.0       127.6
  Loss from continuing
     operations before income
     taxes....................     (324.9)      (13.3)       (7.1)      (41.5)      (37.4)
  Loss from continuing
     operations before
     extraordinary items and
     cumulative effect of
     accounting change........     (194.6)       (7.9)       (7.7)      (23.5)      (25.6)
  Income from discontinued
     operations, net of income
     taxes....................       47.5        22.3        36.9        56.3       110.7
  Net income (loss)...........     (167.9)       14.4        28.0        32.8        54.2

                                                       DECEMBER 31,
                                 --------------------------------------------------------
                                   1992        1993        1994        1995        1996
                                 --------    --------    --------    --------    --------
                                                        (MILLIONS)
BALANCE SHEET DATA:
  Total working capital.......   $  257.1    $  143.9    $  228.0    $  290.0    $  426.4
  Total assets................    1,246.0     1,307.4     1,766.7     1,904.8     1,929.2
  Long-term debt..............      806.4       898.3     1,136.8     1,270.1       861.1
  Shareholder's equity
     (deficit)................      (42.6)      (42.6)      (15.8)       (1.7)      445.8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To G-I Holdings Inc.:

     We have audited the accompanying consolidated balance sheets of G-I Holdings Inc. (a Delaware corporation and a wholly-owned subsidiary of GAF Corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, appearing on Pages F-8 to F-27 of this Form 10-K, present fairly, in all material respects, the financial position of G-I Holdings Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules appearing on pages S-1 to S-4 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 3, 1997

                               G-I HOLDINGS INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1994        1995        1996
                                                --------    --------    --------
                                                          (THOUSANDS)
Net sales....................................   $593,147    $687,184    $851,967
                                                --------    --------    --------
Costs and expenses:
  Cost of products sold......................    424,677     507,279     623,135
  Selling, general and administrative........    123,691     135,966     169,049
  Goodwill amortization......................        666         772       1,335
                                                --------    --------    --------
  Total costs and expenses...................    549,034     644,017     793,519
                                                --------    --------    --------
Operating income.............................     44,113      43,167      58,448
Interest expense.............................    (98,416)   (121,019)   (127,550)
Other income, net............................     47,218      36,348      31,752
                                                --------    --------    --------
Loss from continuing operations before income
  taxes and extraordinary items..............     (7,085)    (41,504)    (37,350)
Income tax (provision) benefit...............       (579)     17,998      11,706
                                                --------    --------    --------
Loss from continuing operations before
  extraordinary items........................     (7,664)    (23,506)    (25,644)
                                                --------    --------    --------
Discontinued operations:
  Income from discontinued operations, net of
     income taxes............................     36,911      56,334      67,109
  Gain on sale of discontinued operation, net
     of income taxes of $30,648..............         --          --      43,637
                                                --------    --------    --------
Income from discontinued operations..........     36,911      56,334     110,746
                                                --------    --------    --------
Income before extraordinary items............     29,247      32,828      85,102
Extraordinary items, net of income tax
  benefits of $733 and $17,275,
  respectively...............................     (1,237)         --     (30,950)
                                                --------    --------    --------
Net income...................................   $ 28,010    $ 32,828    $ 54,152
                                                --------    --------    --------
                                                --------    --------    --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               G-I HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                     ------------------------
                                                        1995          1996
                                                     ----------    ----------
                                                           (THOUSANDS)
                      ASSETS
Current Assets:
  Cash and cash equivalents.......................   $   53,907    $  124,623
  Investments in trading securities...............        6,148         1,065
  Investments in available-for-sale securities....       32,799        82,016
  Investments in held-to-maturity securities......       10,399         7,169
  Other short-term investments....................       17,906        15,944
  Accounts receivable, trade, less reserve of
     $3,404 and $2,183............................       14,221        10,021
  Accounts receivable, other......................       24,394        24,329
  Receivable from affiliate, net..................        9,429            --
  Loan receivable from affiliate..................       50,597            --
  Insurance receivable............................       13,413        19,113
  Inventories.....................................       67,517        75,415
  Deferred income tax benefits....................       36,031        34,788
  Net current assets of discontinued operations...      142,550       219,702
  Other current assets............................        6,552         3,876
                                                     ----------    ----------
       Total Current Assets.......................      485,863       618,061
Investment in limited partnership.................      450,000       450,000
Property, plant and equipment, net................      233,333       223,051
Excess of cost over net assets of businesses
  acquired, net of accumulated amortization of
  $7,056 and $8,391...............................       47,465        47,636
Insurance receivable..............................      179,981       177,745
Receivable from parent company....................        8,662         9,694
Long-term loan receivable from affiliate..........       67,237            --
Net noncurrent assets of discontinued
  operations......................................      400,679       373,266
Other assets......................................       31,626        29,703
                                                     ----------    ----------
Total Assets......................................   $1,904,846    $1,929,156
                                                     ----------    ----------
                                                     ----------    ----------

  LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
  Current maturities of long-term debt............   $    8,989    $    3,412
  Accounts payable................................       53,326        48,511
  Accrued liabilities.............................       49,106        58,543
  Payable to affiliate, net.......................           --         5,236
  Reserve for asbestos claims.....................       84,441        75,952
                                                     ----------    ----------
       Total Current Liabilities..................      195,862       191,654
                                                     ----------    ----------
Long-term debt less current maturities............    1,270,093       861,071
                                                     ----------    ----------
Deferred income taxes.............................       34,188        70,942
                                                     ----------    ----------
Reserve for asbestos claims.......................      297,439       257,836
                                                     ----------    ----------
Other liabilities.................................      108,971       101,858
                                                     ----------    ----------
Commitments and Contingencies.....................
Shareholder's Equity (Deficit):
  Common stock, $.01 par value per share; 1,000
     shares authorized; 100 shares issued and
     outstanding..................................           --            --
  Additional paid-in capital......................       50,129       455,943
  Excess of purchase price over the adjusted
     historical cost of predecessor company shares
     owned by GAF's stockholders..................      (72,605)      (72,605)
  Retained earnings...............................        6,213        54,065
  Cumulative translation adjustment and other.....       14,556         8,392
                                                     ----------    ----------
  Shareholder's Equity (Deficit)..................       (1,707)      445,795
                                                     ----------    ----------
Total Liabilities and Shareholder's Equity
  (Deficit).......................................   $1,904,846    $1,929,156
                                                     ----------    ----------
                                                     ----------    ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               G-I HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1994        1995         1996
                                             --------    ---------    ---------
                                                        (THOUSANDS)
Cash and cash equivalents, beginning of
  year....................................   $  4,429    $  67,815    $  53,907
                                             --------    ---------    ---------
Cash provided by operating activities:
  Net income..............................     28,010       32,828       54,152
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Income from discontinued
       operations.........................    (36,911)     (56,334)    (110,746)
     Extraordinary items..................      1,237           --       30,950
     Depreciation.........................     16,796       20,252       24,040
     Goodwill amortization................        666          772        1,335
     Deferred income taxes................     35,192       29,435       24,496
     Noncash interest charges.............     69,193       85,439       64,957
  (Increase) decrease in working capital
     items................................    (16,074)      (9,236)      (9,136)
  Purchases of trading securities.........    (44,260)         (94)     (34,234)
  Proceeds from sales of trading
     securities...........................     62,728          373       30,652
  (Increase) decrease in other assets.....      4,498        1,504       (1,267)
  Increase (decrease) in other
     liabilities..........................     (7,651)       2,271       (1,588)
  Payments of asbestos claims, net........    (74,895)     (60,395)     (58,978)
  Change in net receivable from/payable to
     affiliate............................        247       (6,093)      17,291
  Other, net..............................      1,066        1,791        7,802
                                             --------    ---------    ---------
Net cash provided by operating
  activities..............................     39,842       42,513       39,726
                                             --------    ---------    ---------

Cash provided by (used in) investing
 activities:
  Capital expenditures and acquisitions...    (54,279)     (54,111)     (25,629)
  Proceeds from sale of discontinued
     operation............................         --           --       89,464
  Other--discontinued operations..........      4,021        2,466        4,572
  Purchases of available-for-sale
     securities...........................         --     (111,489)    (150,385)
  Purchases of held-to-maturity
     securities...........................         --      (17,845)     (29,575)
  Purchases of other short-term
     investments..........................    (14,592)      (6,634)        (660)
  Proceeds from sales of
     available-for-sale securities........         --       74,063      110,086
  Proceeds from held-to-maturity
     securities...........................         --        7,446       32,805
  Proceeds from other short-term
     investments..........................         --        3,320        2,622
                                             --------    ---------    ---------
Net cash provided by (used in) investing
  activities..............................    (64,850)    (102,784)      33,300
                                             --------    ---------    ---------
Cash provided by (used in) financing
 activities:
  Proceeds from sale of accounts
     receivable...........................     12,217        7,919        8,015
  Proceeds from issuance of long-term
     debt.................................    195,528       40,002       99,502
  Repurchase of Discount Notes from ISP
     Holdings.............................         --           --     (178,861)
  Repayments of long-term debt............    (14,204)     (10,440)     (34,856)
  (Increase) decrease in loans to
     affiliate............................    (66,263)      15,216      117,834
  Increase (decrease) in loan from parent
     company..............................      1,800       (1,800)          --
  Financing fees and expenses.............     (6,789)        (392)      (5,021)
  Dividends paid to parent company........     (8,130)     (28,159)      (6,491)
  (Increase) decrease in restricted
     cash.................................    (24,484)      24,484           --
  Other, net..............................     (1,281)        (467)      (2,432)
                                             --------    ---------    ---------
Net cash provided by (used in) financing
  activities..............................     88,394       46,363       (2,310)
                                             --------    ---------    ---------
Net change in cash and cash equivalents...     63,386      (13,908)      70,716
                                             --------    ---------    ---------
Cash and cash equivalents, end of year....   $ 67,815    $  53,907    $ 124,623
                                             --------    ---------    ---------
                                             --------    ---------    ---------

                                      F-10

                               G-I HOLDINGS INC.

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1994        1995         1996
                                             --------    ---------    ---------
                                                        (THOUSANDS)
Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in
 working capital items(1):
  Accounts receivable.....................   $(13,601)   $   1,675    $  (3,750)
  Inventories.............................     (6,523)      (3,968)      (7,539)
  Other current assets....................        295          608        1,070
  Accounts payable........................     12,034       (6,465)      (4,815)
  Accrued liabilities.....................     (8,279)      (1,086)       5,898
                                             --------    ---------    ---------
     Net effect on cash from (increase)
       decrease in working capital
       items..............................   $(16,074)   $  (9,236)   $  (9,136)
                                             --------    ---------    ---------
                                             --------    ---------    ---------
Cash paid during the period for:
  Interest (net of amount capitalized)....   $ 25,259    $  26,406    $  41,592
  Income taxes paid (refunded)............        763       (8,586)       1,840

------------------
(1) Working capital items exclude cash and cash equivalents, short-term investments and short-term debt. Working capital acquired in connection with acquisitions is reflected in 'Capital expenditures and acquisitions.' The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown above. In addition, the increase in accounts receivable shown above does not reflect the cash proceeds from the sale of certain of the Company's accounts receivable (see
    Note 5); such proceeds are reflected in cash from financing activities. As discussed in Notes 8, in February 1996, G-I Holdings completed a noncash exchange of $189.3 million in accreted value of its then outstanding Senior Discount Notes due 1998 ('Discount Notes') for $200 million of its 10% Senior Notes due 2006 (the '10% Notes'). In October 1996, ISP Holdings Inc. issued $199.9 million of its 9 3/4% Senior Notes due 2002 in a noncash exchange offer for the 10% Notes, and also consummated a cash tender offer for the Discount Notes. Subsequent to such tender offer, G-I Holdings repurchased $178.9 million of the Discount Notes from ISP Holdings. In December 1996, ISP Holdings Inc. made a noncash capital contribution to G-I Holdings of $404.8 million, representing the 10% Notes acquired in the exchange offer and the Discount Notes acquired in the tender offer that were not repurchased by G-I Holdings.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               G-I HOLDINGS INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)

                                           CAPITAL
                                          STOCK AND     CUMULATIVE      RETAINED
                                          ADDITIONAL    TRANSLATION     EARNINGS
                                           PAID-IN      ADJUSTMENT    (ACCUMULATED
                                           CAPITAL      AND OTHER       DEFICIT)
                                          ----------    ----------    ------------
                                                        (THOUSANDS)
December 31, 1993......................    $  50,000     $ (1,864)      $(18,145)
  Net income...........................           --           --         28,010
  Translation adjustment...............           --        6,694             --
  Dividends to parent company..........           --           --         (9,130)
  Unrealized loss on available-for-sale
    securities, net of $517 income tax
    benefit............................           --         (886)            --
  Change in unrealized gain on
    investments held by insurance
    subsidiary.........................           --         (594)            --
  Adjustment of unfunded pension
    liability..........................           --        2,760             --
  Effect of subsidiary's purchases of
    treasury stock.....................          (31)          --             --
                                          ----------    ----------    ------------
December 31, 1994......................    $  49,969     $  6,110       $    735
  Net income...........................           --           --         32,828
  Translation adjustment...............           --        5,561             --
  Dividends to parent company..........           --           --        (27,350)
  Change in unrealized gains on
    available-for-sale securities, net
    of $1,503 income tax effect........           --        2,636             --
  Adjustment of unfunded pension
    liability..........................           --          249             --
  Effect of exercises of subsidiary's
    stock options......................          160           --             --
                                          ----------    ----------    ------------
December 31, 1995......................    $  50,129     $ 14,556       $  6,213

  Net income...........................           --           --         54,152
  Translation adjustment...............           --       (6,943)            --
  Dividends to parent company..........           --           --         (6,300)
  Capital contribution from parent
    company............................      404,808           --             --
  Change in unrealized gains on
    available-for-sale securities, net
    of $266 tax effect.................           --         (428)            --
  Adjustment of unfunded pension
    liability..........................           --        1,207             --
  Effect of exercises of subsidiary's
     stock options.....................          717           --             --
  Effect of subsidiary's issuances of
    stock and options as incentives....          289           --             --
                                          ----------    ----------    ------------
December 31, 1996......................    $ 455,943     $  8,392       $ 54,065
                                          ----------    ----------    ------------
                                          ----------    ----------    ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               G-I HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Prior to January 1, 1997, G-I Holdings Inc. (the 'Registrant' or 'G-I Holdings') was a wholly-owned subsidiary of ISP Holdings Inc. ('ISP Holdings'), which was a wholly-owned subsidiary of GAF Corporation ('GAF'). ISP Holdings was formed on August 6, 1996 and 10 shares of its common stock were issued to GAF in exchange for all of the capital stock of G-I Holdings, which resulted in G-I Holdings becoming a direct wholly-owned subsidiary of ISP Holdings.

     On January 1, 1997, GAF effected a series of transactions (the 'Separation Transactions') that resulted in, among other things: (1) all shares of the common stock of International Specialty Products Inc. ('ISP') owned by GAF and its subsidiaries, representing approximately 83.5% of the issued and outstanding capital stock of ISP, being distributed to ISP Holdings; (2) all of the outstanding capital stock of G-I Holdings being distributed to GAF; (3) the capital stock of ISP Holdings being distributed to the stockholders of GAF; (4) U.S. Intec, Inc. ('USI') becoming a subsidiary of Building Materials Corporation of America ('BMCA'), a wholly-owned indirect subsidiary of G-I Holdings, through a capital contribution to BMCA by G-I Holdings; and (5) G-I Holdings making a contribution of approximately $82.5 million in cash and short-term investments to BMCA.

     As a result of the Separation Transactions, ISP Holdings and ISP are no longer direct or indirect subsidiaries of GAF or G-I Holdings, while the assets and liabilities of G-I Holdings and its wholly-owned subsidiaries, including BMCA, USI and GAF Fiberglass Corporation ('GFC') (formerly known as GAF Chemicals Corporation), are no longer assets and liabilities of ISP Holdings. As used herein, the term 'Company' refers to G-I Holdings and its subsidiaries.

     Accordingly, the results of operations and assets and liabilities of ISP, as well as GAF Broadcasting Company, Inc. (which was sold in August 1996), have been classified as 'Discontinued Operations' within the financial statements for all periods presented.

     The Company, through its principal operating subsidiary, BMCA, is engaged principally in the manufacture and sale of a broad line of asphalt roofing products and accessories for the residential and commercial roofing markets in the United States.

     See Note 11 for information related to discontinued operations.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     All subsidiaries are consolidated and intercompany transactions have been eliminated.

  Financial Statement Estimates

     The preparation of financial statements requires management to make certain estimates. Actual results could differ from those estimates. In the opinion of management, the financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company has a policy to review the recoverability of long-lived assets and identify and measure any potential impairments. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources, subject to the matters discussed in Note 12 (Commitments and Contingencies).

  Short-term Investments

     For securities classified as 'trading' (including short positions), unrealized gains and losses are reflected in income. For securities classified as 'available-for-sale', unrealized gains (losses), net of income tax effect, are included in a separate component of shareholder's equity (deficit), 'Cumulative translation adjustment and other,' and amounted to $1.8 and $1.3 million as of December 31, 1995 and 1996, respectively. Investments classified as 'held-to-maturity' securities are carried at amortized cost in the Consolidated Balance Sheets.

     'Other income, net' includes $.3, $1.1 and $11.1 million of net realized and unrealized gains and losses on securities in 1994, 1995 and 1996, respectively. The determination of cost in computing realized gains and losses is based on the specific identification method.

                               G-I HOLDINGS INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     During the fourth quarter of 1995, the Company redesignated certain equity securities held long (which are offsets against short positions in certain other securities), with a fair market value of $6.3 million, as 'trading' and recorded unrealized gains on such securities, through the date of redesignation, in the amount of $.5 million as 'Other income.'

     As of December 31, 1995 and 1996, the market value of the Company's equity securities held long was $39.1 and $82.5 million, respectively, and the Company had $22 and $10.2 million, respectively, of short positions in common stocks. As of December 31, 1995 and 1996, the market value of the Company's held-to-maturity securities was $10.4 and $7.6 million, respectively. The market values referred to above are based on quotations as reported by various stock exchanges and major broker-dealers. With respect to its investments in securities, the Company is exposed to the risk of market loss.

     Other short-term investments are investments in limited partnerships which are accounted for by the equity method. Gains and losses are reflected in 'Other income, net.' Liquidation of partnership interests generally require a 30 to 45 day notice period.


     Cash and cash equivalents include cash on deposit and debt securities purchased with original maturities of three months or less.

     In accordance with the terms of the indenture for BMCA's 11 3/4% Senior Deferred Coupon Notes due 2004 (the 'Deferred Coupon Notes') (see Note 8), BMCA deposited $100 million of the proceeds from the issuance of the Deferred Coupon Notes into a segregated account maintained by the trustee under the indenture (the 'Account'). Funds in the Account could be invested only in certain permitted investments and could be used, subject to certain exceptions, only to fund BMCA's assumed asbestos liabilities. As of December 31, 1994, $24.5 million remained in the Account and was invested in Eurodollar deposits purchased with a maturity of less than three months. The Account was reduced to a zero balance in 1995.

  Inventories

     Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for a portion of the Company's inventories. All other inventories are determined principally based on the FIFO (first-in, first-out) method.

  Property, Plant and Equipment

     Depreciation is computed principally on the straight-line method based on the estimated economic lives of the assets. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment.

  Excess of Purchase Price Over the Adjusted Historical Cost of Predecessor Company Shares

     Shareholder's equity (deficit) reflects a reduction of $72.6 million which arose from a management-led buyout in March 1989 of the predecessor company to GAF (the 'Acquisition'), because certain members of the management group owned shares of the predecessor company's common stock before the Acquisition and own shares of GAF after the Acquisition. Accordingly, a step-up in asset values to fair value as required by the purchase method of accounting (which was applied to the Acquisition) does not apply to their shares.

  Excess of Cost Over Net Assets of Businesses Acquired ('Goodwill')

     Goodwill is amortized on the straight-line method over a period of approximately 40 years. The Company believes that the goodwill is recoverable. The primary financial indicator to assess recoverability of goodwill is operating income before amortization of goodwill. The assessment is based on an undiscounted analysis.

  Debt Issuance Costs

     Debt issuance costs are amortized to expense over the life of the related debt.

                               G-I HOLDINGS INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Revenue Recognition

     Revenue is recognized at the time products are shipped to the customer. Revenues in 1996 included sales to American Builders and Contractors Supplies Co., Inc., which accounted for 11% of the Company's net sales.

  Interest Rate Swaps

     Gains (losses) on interest rate swap agreements ('swaps') are deferred and amortized as a reduction (increase) of interest expense over the remaining life of the debt issue with respect to which the swaps were entered.

  Research and Development

     Research and development costs are charged to continuing operations as incurred and amounted to $2.5, $3.1 and $4.5 million for 1994, 1995 and 1996, respectively.

  Environmental Liability

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability in respect of such environmental matters for its continuing operations, and certain other environmental compliance expenses, as of December 31, 1996, is $15.3 million, before reduction for insurance recoveries reflected on its balance sheet of $6.3 million. The Company's liability is reflected on an undiscounted basis. See Item 3, 'Legal Proceedings--Environmental Litigation,' which is incorporated by reference, for further discussion with respect to environmental liabilities and estimated insurance recoveries.

  Warranty Claims

     BMCA provides certain limited warranties covering most of its residential roofing products for periods ranging from 20 to 40 years. BMCA also offers limited warranties and guaranties of varying durations on its commercial roofing products; income from warranty contracts related to commercial roofing products is recognized over the life of the agreements. Included in 'Accrued liabilities' and 'Other liabilities' in the aggregate as of December 31, 1995 and 1996 are $50.4 and $43.7 million, respectively, for estimated product warranty claims. The Company believes that the reserves established for estimated probable future warranty claims are adequate.

  Asbestos Liability

     In 1992, the Company recorded a provision of $322.5 million (before related deferred income tax benefits of $122.5 million), representing the Company's then-estimate of its total liability on an undiscounted basis (net of estimated recoveries of $347.4 million from products liability insurance policies and other liabilities previously recorded) in connection with all pending asbestos-related bodily injury claims, and all future asbestos-related bodily injury claims anticipated to be resolved over the 10-year period of the Settlement described in Item 3, 'Legal Proceedings,' which is incorporated herein by reference. Beginning in the fourth quarter of 1993, the Company began to reflect certain components of the asbestos-related liability on a discounted basis. The aggregate undiscounted liability as of December 31, 1996, before estimated recoveries from products liability insurance policies, was $370.6 million and, after reflecting a discount of $36.8 million with respect to certain components of the asbestos-related liability, was $333.8 million (before estimated present value of recoveries from products liability insurance policies of $190.5 million and related deferred tax benefits of $51.7 million). See Item 3, 'Legal Proceedings,' which is incorporated by reference, for further discussion with respect to such liabilities.

     The discount rate (6.25%) used to discount the affected components of the asbestos-related liability was equivalent to the interest rate in October 1993 for securities with a 10-year maturity backed by U.S. Government agencies. As of December 31, 1996, the expected net payments (receipts) for 1997, 1998, 1999, 2000 and 2001

                               G-I HOLDINGS INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

are $58.2, $(9.8), $25.9, $35.8 and $34.3 million, respectively, and the aggregate expected payments to be made after 2001 are $23.8 million.

  Reclassifications

     Certain amounts in the 1994 and 1995 Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to the 1996 presentation.

NOTE 2. ACQUISITION

     In October 1995, G-I Holdings acquired all the outstanding shares of USI for a purchase price of approximately $27.5 million and assumed $35 million of USI's indebtedness. USI manufactures commercial roofing products. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair values of the identifiable net assets acquired, and the excess was recorded as goodwill. USI's results of operations, including sales of $21.8 million for 1995, are included in the Consolidated Statement of Income from the date of acquisition; the effect was not material to consolidated operations in 1995. In connection with the Separation Transactions, effective January 1, 1997, USI became a wholly-owned subsidiary of BMCA through a capital contribution to BMCA by G-I Holdings.

NOTE 3. INVESTMENT IN LIMITED PARTNERSHIP


     In February 1990, GFC and one of its subsidiaries organized Rhone-Poulenc Surfactants and Specialties, L.P. (the 'Partnership') with an affiliate of Rhone-Poulenc Inc. ('RP') to which they contributed their respective surfactants businesses. After the formation of the Partnership, GFC and its subsidiary borrowed $450 million pursuant to a non-recourse loan which is secured by their interest in the Partnership. Effective April 26, 1994, the borrowing bears a fixed interest rate of 7.13%.

     The Company's net investment in the Partnership has a net book value of $0, represented by an asset with a carrying value of $450 million offset by the related non-recourse Partnership debt of $450 million. Although non-recourse to the Company, repayment of the debt is secured by a pledge of the Company's interest in the Partnership. Income from the Partnership is included in 'Other income, net.' Interest expense related to the non-recourse Partnership debt is included in 'Interest expense.' Interest expense related to such debt for 1994, 1995 and 1996 was $27.2, $32.1 and $32.1 million, respectively. Income from the Partnership was $28.2, $32.4 and $32.3 million for 1994, 1995 and 1996, respectively (excluding, in the case of 1994, the effect of the settlement referred to below).

     On April 26, 1994, GFC settled its outstanding disputes with RP relating to GFC's interest in the Partnership. Under the settlement, GFC agreed to terminate its pending litigation against RP and its interest in the Partnership and received a partnership distribution of a portion of its interest in the Partnership of approximately $25.5 million in April 1994. The settlement resulted in pre-tax income of $23 million, which amount is included in 'Other income, net.' The settlement also provided that GFC would receive fixed monthly distributions until 1999 as well as a fixed final distribution in 1999.

                               G-I HOLDINGS INC.

NOTE 4. INCOME TAXES

     Income tax (provision) benefit for continuing operations consists of the following:

                                    YEAR ENDED DECEMBER 31,
                                --------------------------------
                                  1994        1995        1996
                                --------    --------    --------
                                          (THOUSANDS)
Federal:
  Current....................   $ 34,845    $ 47,653    $ 36,423
  Deferred...................    (34,604)    (28,694)    (23,269)
                                --------    --------    --------
Total Federal................        241      18,959      13,154
                                --------    --------    --------
State and local:
  Current....................       (232)       (220)       (221)
  Deferred...................       (588)       (741)     (1,227)
                                --------    --------    --------
  Total state and local......       (820)       (961)     (1,448)
                                --------    --------    --------
Income tax (provision)
  benefit....................   $   (579)   $ 17,998    $ 11,706
                                --------    --------    --------
                                --------    --------    --------

     The differences between the income tax benefit computed by applying the statutory Federal income tax rate to pre-tax loss from continuing operations, and the income tax (provision) benefit reflected in the Consolidated Statements of Income, are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1994        1995        1996
                                               --------    --------    --------
                                                         (THOUSANDS)
Statutory benefit...........................   $  2,480    $ 14,526    $ 13,073
Impact of:
  State and local taxes, net of Federal
     benefits...............................       (533)       (625)       (940)
  Foreign tax credit ('FTC') carryover......         --       4,416          --
  Nondeductible goodwill amortization.......       (233)       (120)       (424)
  Other, net................................     (2,293)       (199)         (3)
                                               --------    --------    --------
Income tax (provision) benefit..............   $   (579)   $ 17,998    $ 11,706
                                               --------    --------    --------
                                               --------    --------    --------

                               G-I HOLDINGS INC.

     The components of the net deferred tax liability are as follows:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1995        1996
                                                          --------    --------
                                                              (THOUSANDS)
Deferred tax liabilities related to:
  Property, plant and equipment........................   $ 18,804    $ 20,787
  Investment in limited partnership....................    131,425     131,425
                                                          --------    --------
Total deferred tax liabilities.........................    150,229     152,212
                                                          --------    --------
Deferred tax assets related to:
  FTC carryforwards....................................    (37,169)    (12,083)
  Expenses not yet deducted for tax purposes:
     Reserve for asbestos claims, net of estimated
       insurance recoveries............................    (71,990)    (51,672)
     All other.........................................    (42,913)    (52,303)
                                                          --------    --------
  Total deferred tax assets............................   (152,072)   (116,058)
                                                          --------    --------
Net deferred tax (asset) liability.....................     (1,843)     36,154
Deferred tax assets reclassified as current............     36,031      34,788
                                                          --------    --------
Noncurrent portion of deferred tax liability...........   $ 34,188    $ 70,942
                                                          --------    --------
                                                          --------    --------

     At December 31, 1996, the amount of carryforwards available for Federal income tax purposes were:

          FTCs expiring in the year:

                                         (THOUSANDS)
                                         -----------
1998..................................     $ 5,917
1999..................................       6,166
                                         -----------
Deferred tax asset related to FTCs....     $12,083
                                         -----------
                                         -----------

     FTC carryforwards represent amounts available to ISP and due to G-I Holdings under the Tax Sharing Agreement. G-I Holdings intends to transfer the remaining amount which is not utilized in its 1996 consolidated tax return, estimated to be $12.1 million, to ISP Holdings.

     G-I Holdings has entered into a Tax Sharing Agreement with GAF with respect to the payment of Federal income taxes and certain related matters (the 'G-I Holdings Tax Sharing Agreement'). During the term of the G-I Holdings Tax Sharing Agreement, which shall extend as long as G-I Holdings is included in a consolidated Federal income tax return filed by GAF, G-I Holdings is obligated to pay to GAF an amount equal to those Federal income taxes G-I Holdings would have incurred if G-I Holdings (on behalf of itself and its domestic subsidiaries) filed its own Federal income tax return, but, in general, not in excess of the amount of Federal income tax GAF actually pays or is required to pay. GAF has agreed to indemnify G-I Holdings and its domestic subsidiaries for all tax liabilities of the GAF consolidated group other than tax liabilities arising from the operations of G-I Holdings and its domestic subsidiaries. The G-I Holdings Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the G-I Holdings Tax Sharing Agreement, GAF makes all decisions with respect to all matters relating to taxes of the GAF consolidated group.

     In connection with the Partnership, the Company has recorded a deferred tax liability in the amount of $131.4 million. Payment of this liability (subject to reduction to reflect utilization of the tax attributes of GAF and its subsidiaries) is not expected earlier than 1999 under present circumstances. In certain circumstances, the Company could be required to satisfy this liability earlier than 1999. The Company's management believes it will have access to sufficient funds to satisfy this liability if so required.

                               G-I HOLDINGS INC.

NOTE 5. SALE OF ACCOUNTS RECEIVABLE

     In March 1993, BMCA sold its trade accounts receivable ('receivables') to a trust, without recourse, pursuant to an agreement which provided for a maximum of $75 million in cash to be made available to BMCA based on eligible receivables outstanding from time to time. In November 1996, BMCA entered into new agreements, pursuant to which it sold the receivables to a special purpose subsidiary of BMCA, BMCA Receivables Corporation, without recourse, which in turn sold them to a new trust, without recourse. The new agreements provide for a maximum of $115 million in cash to be made available to BMCA based on eligible receivables outstanding from time to time. This facility expires in December 2001. The excess of accounts receivable sold over the net proceeds received is included in 'Accounts receivable, other'. The effective cost to BMCA varies with LIBOR and is included in 'Other income, net'.

     In 1996, the Financial Accounting Standards Board issued SFAS No. 125, relating to accounting for transfers and servicing of financial assets and extinguishments of liabilities, which will be adopted in 1997. The Company does not anticipate that the implementation of SFAS No. 125 will have a material effect on the Company's results of operations or financial position.

NOTE 6. INVENTORIES

     At December 31, 1995 and 1996, $6.2 and $7.6 million, respectively, of domestic inventories were valued using the LIFO method. Inventories comprise the following:

                                    DECEMBER 31,
                                 ------------------
                                  1995       1996
                                 -------    -------
                                    (THOUSANDS)
Finished goods................   $34,727    $39,420
Work in process...............     7,594     10,844
Raw materials and supplies....    25,701     26,206
                                 -------    -------
     Total....................    68,022     76,470
Less LIFO reserve.............      (505)    (1,055)
                                 -------    -------
Inventories...................   $67,517    $75,415
                                 -------    -------
                                 -------    -------

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment comprises the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1995        1996
                                                          --------    --------
                                                              (THOUSANDS)
Land and land improvements.............................   $ 26,848    $ 26,837
Buildings and fixtures.................................     42,252      46,001
Machinery and equipment (including equipment under
  capitalized leases of $20,450 and $17,660--see
  Note 8)..............................................    184,369     179,626
Construction in progress...............................     22,779      19,039
                                                          --------    --------
     Total.............................................    276,248     271,503
Less accumulated depreciation and amortization.........    (42,915)    (48,452)
                                                          --------    --------
Property, plant and equipment, net.....................   $233,333    $223,051
                                                          --------    --------
                                                          --------    --------

                               G-I HOLDINGS INC.

NOTE 8. LONG-TERM DEBT

     Long-term debt comprises of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                          1995         1996
                                                       ----------    --------
                                                            (THOUSANDS)
Senior Discount Notes due 1998......................   $  509,833    $  5,250
10% Senior Notes due 2006...........................           --         132
11 3/4% BMCA Senior Deferred Coupon Notes due
  2004..............................................      207,814     233,018
8 5/8% BMCA Senior Notes due 2006...................           --      99,504
Borrowings under revolving credit facilities........       24,412          --
Industrial revenue bonds with various interest rates
  and maturity dates to 2012........................       19,625      19,625
Obligations on mortgaged properties.................        7,638       5,154
Obligations under capital leases (Note 12)..........       59,760      51,800
Non-recourse debt (Note 3)..........................      450,000     450,000
                                                       ----------    --------
     Total..........................................    1,279,082     864,483
Less current maturities.............................       (8,989)     (3,412)
                                                       ----------    --------
Long-term debt less current maturities..............   $1,270,093    $861,071
                                                       ----------    --------
                                                       ----------    --------

     In October 1993, G-I Holdings issued Senior Discount Notes due 1998 (the 'Discount Notes') for gross proceeds of $400 million. The Discount Notes have a zero-coupon, accruing interest until paid in full at maturity, and were sold at a discounted issue price representing a yield to maturity of 11.125%. In February 1996, G-I Holdings completed the exchange of $189.3 million in accreted value of its then outstanding Discount Notes for $200 million of its 10% Senior Notes due 2006 (the '10% Notes'), which were subsequently subject to the exchange offer discussed below. On October 18, 1996, ISP Holdings consummated a cash tender offer for G-I Holdings' Discount Notes. Pursuant to the tender offer, $346.9 million in accreted value of G-I Holdings' Discount Notes were purchased by ISP Holdings. $178.8 million in accreted value of such Discount Notes were subsequently repurchased by G-I Holdings (utilizing cash on hand and the repayment of monies owed to G-I Holdings by ISP) from ISP Holdings. ISP Holdings also concluded an offer to exchange its new 9 3/4% Senior Notes due 2002 for the 10% Notes. Pursuant to the exchange offer, $199.9 million of the 10% Notes were acquired by ISP Holdings.


     All Discount Notes purchased in the tender offer (other than those Discount Notes sold to G-I Holdings, as discussed above) and all 10% Notes accepted in the exchange offer by ISP Holdings were contributed to G-I Holdings by ISP Holdings as a capital contribution in December 1996, prior to the Separation Transactions, and canceled by G-I Holdings.

     In connection with the above transactions, the Company recorded extraordinary losses of $31.0 million, net of related income tax benefits of $17.3 million, representing write-offs of deferred financing fees and the premium to accreted value of $29.4 million paid pursuant to the tender offer.

     On December 9, 1996, BMCA issued $100 million in aggregate principal amount at maturity of 8 5/8% Senior Notes due 2006 (the '8 5/8% Notes'). In June 1994, BMCA issued $310 million in principal amount of the Deferred Coupon Notes for net proceeds of $169.3 million. The Deferred Coupon Notes will accrete to face value on July 1, 1999 and cash interest will accrue from and after that date. Holders of the Deferred Coupon Notes and the 8 5/8% Notes have the right under the indentures governing such notes to require BMCA to purchase the Deferred Coupon Notes at a price of 101% of Accreted Value (as defined therein) and the 8 5/8% Notes at a price of 101% of the principal amount thereof, and BMCA has the right to redeem the Deferred Coupon Notes at Accreted Value and the 8 5/8% Notes at a price of 101% of the principal amount thereof, plus, in each case, the Applicable Premium (as defined therein), together with any accrued and unpaid interest, in the event of a Change of Control (as defined therein).

     The indentures relating to the 8 5/8% Notes and the Deferred Coupon Notes contain covenants that, among other things, limit the ability of BMCA and its subsidiaries to pay certain dividends or make certain other

                               G-I HOLDINGS INC.

NOTE 8. LONG-TERM DEBT--(CONTINUED)

restricted payments and restricted investments, incur liens, engage in transactions with affiliates, and agree to certain additional limitations on dividends and other payment restrictions affecting subsidiaries. As of December 31, 1996, BMCA could have paid dividends of up to $167.5 million. Under the indentures relating to the 8 5/8% Notes and the Deferred Coupon Notes, the incurrence of additional debt by BMCA and the issuance by BMCA of preferred stock would be restricted unless, at the time of such issuance and after giving effect thereto, the ratio of BMCA's consolidated net income before income taxes, interest, depreciation and amortization expense to its consolidated interest expense for its most recently completed four fiscal quarters is at least 2 to 1. For the four quarters ended December 31, 1996, BMCA was in compliance with such tests.

     In connection with the Deferred Coupon Notes, BMCA entered into interest rate swap agreements ('swaps') with banks in an aggregate ending notional principal amount of $142 million, with a final maturity of July 1, 1999. As a result of the swaps, the effective interest cost to BMCA of the portion of the Deferred Coupon Notes covered by the swaps varies at a fixed spread over LIBOR. Based on the fair value of the swaps at December 31, 1995 and 1996, BMCA would have incurred gains of $9.3 and $8.0 million, respectively, representing the estimated amount that would be receivable by BMCA if the swaps were terminated at such dates. No cash interest will be paid on the swaps until maturity. The Company may be considered to be at risk, to the extent of the costs of replacing such swaps at current market rates, in the event of nonperformance by counterparties. However, since the counterparties are major financial institutions, the credit ratings of which are continually monitored by the Company, the risk of such nonperformance is considered by the Company to be remote.

     In June 1996, BMCA's bank credit facilities were extended to June 1997 on the same terms and conditions. In October 1996, a $10 million facility was increased to $12 million and extended to October 1997. Such facilities provide for revolving lines of credit of up to $32 million and letters of credit of up to $41 million, provided that total borrowings and outstanding letters of credit may not exceed $42 million. As of December 31, 1996, $38.9 million of letters of credit were outstanding and no amounts had been borrowed thereunder. Under the agreements, BMCA is subject to a minimum consolidated net worth test. As of December 31, 1996, BMCA was in compliance with such test.

     USI has a revolving credit facility, providing for borrowings of up to $29.6 million and letters of credit of up to $2 million (such total borrowings and outstanding letters of credit not to exceed $29.6 million), which expires in January 1999 and is secured by, and subject to limitations based upon values of, accounts receivable, inventories and certain manufacturing equipment. As of December 31, 1996, there were $1.7 million of letters of credit outstanding and no amounts had been borrowed under the facility. The interest rate on that portion of the loans which is collateralized by accounts receivable and inventories is at the prime rate; that portion which is collateralized by manufacturing equipment is at a fixed rate of 7%.

     In December 1995, BMCA consummated a $40 million sale-leaseback of certain equipment located at its Chester, South Carolina roofing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in certain equipment at the Chester facility. The lease term extends to December 2005. In December 1994, BMCA consummated a $20.4 million sale-leaseback of certain equipment located at its Baltimore, Maryland roofing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in the land, buildings, and certain other equipment at the Baltimore facility. The proceeds were used in part to repay $12 million outstanding under a loan obtained in 1990 which was secured by the same equipment. The lease term extends to December 2004. In December 1993, BMCA obtained a loan of $7.3 million, which is secured by manufacturing equipment located at its Dallas plant. The loan is being repaid over a seven-year period and has a fixed interest rate. BMCA has three industrial revenue bond issues outstanding, which bear interest at short-term floating rates. Interest rates on the foregoing obligations ranged between 3.65% and 8.87% as of December 31, 1996.

     The Company believes that the fair value of its non-public indebtedness approximates the book value of such indebtedness, because the interest rates on such indebtedness are at floating short-term rates. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of the fair values from an

                               G-I HOLDINGS INC.

NOTE 8. LONG-TERM DEBT--(CONTINUED)

independent source believed to be reliable. The estimated fair value of the Deferred Coupon Notes as of December 31, 1995 and 1996 was $210.8 and $268.9 million, respectively. The estimated fair value of the 8 5/8% Notes as of December 31, 1996 was $100 million. The Registrant's remaining Discount Notes and 10% Notes are no longer publicly traded.

     The aggregate maturities of long-term debt as of December 31, 1996 for the next five years are as follows:

           (THOUSANDS)
           -----------
1997....     $ 3,412
1998....       8,953
1999....       4,009
2000....       5,865
2001....       4,827

     In the above table, 1998 maturities include the Discount Notes at the accreted value of $5.3 million as of December 31, 1996.

NOTE 9. BENEFIT PLANS

     Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

     The Company provides a defined contribution plan for eligible employees. The Company contributes up to 7% of participants' compensation and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company related to continuing operations were $2.6, $2.7 and $3.0 million for 1994, 1995 and 1996, respectively.

     USI provides a defined contribution plan for eligible employees. USI may contribute a discretionary matching contribution equal to 100% of each participant's eligible contributions each plan year up to a maximum of $500 for each participant. Such contributions by USI were immaterial for the period in 1995 after the acquisition of USI and were $157,000 for 1996.

  Defined Benefit Plans

     The Company provides a noncontributory defined benefit retirement plan for hourly employees (the 'Hourly Retirement Plan'). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

     The Company's net periodic pension cost related to continuing operations for the Hourly Retirement Plan included the following components:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                       1994     1995     1996
                                                       -----    -----    -----
                                                             (THOUSANDS)
Service cost........................................   $ 501    $ 463    $ 631
Interest cost.......................................     551      598      686
Actual income on plan assets........................    (380)    (432)    (829)
Net deferral and amortization of unrecognized prior
  service cost and actuarial losses.................     175       97       35
                                                       -----    -----    -----
Net periodic pension cost...........................   $ 847    $ 726    $ 523
                                                       -----    -----    -----
                                                       -----    -----    -----

                               G-I HOLDINGS INC.

NOTE 9. BENEFIT PLANS--(CONTINUED)

     The following table sets forth the funded status of the Hourly Retirement Plan for continuing operations:

                                                             DECEMBER 31,
                                                          ------------------
                                                           1995       1996
                                                          -------    -------
                                                          (THOUSANDS)
Accumulated benefit obligation:
  Vested...............................................   $ 7,623    $ 8,407
  Nonvested............................................     1,266      1,621
                                                          -------    -------
Total accumulated benefit obligation...................   $ 8,889    $10,028
                                                          -------    -------
                                                          -------    -------
Projected benefit obligation...........................   $ 8,889    $10,028
Fair value of plan assets, primarily publicly traded
  stocks and U.S. Government securities................    (7,092)    (9,530)
                                                          -------    -------
Projected benefit obligation in excess of plan
  assets...............................................     1,797        498
Unrecognized prior service cost........................      (368)      (338)
Unrecognized net loss..................................      (635)       (83)
                                                          -------    -------
Unfunded accrued pension cost..........................   $   794    $    77
                                                          -------    -------
                                                          -------    -------

     At December 31, 1996, the difference between the 'Projected benefit obligation in excess of plan assets' and the 'Unfunded accrued pension cost', in the amount of $421,000, was recorded by the Company as a liability, offset by an intangible asset in the amount of $338,000 and a reduction of shareholder's equity in the amount of $83,000. The foregoing amounts will be amortized to expense over a period of approximately 15 years, as the Company continues to fund the benefits under the Hourly Retirement Plan.

     In determining the projected benefit obligation, the weighted average assumed discount rate was 7.5% and 7.75% for 1995 and 1996, respectively. The expected long-term rate of return on assets, used in determining net periodic pension cost, was 9% for 1995 and 11% for 1996.

     The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan and charged to continuing operations was immaterial for 1994, 1995 and 1996.

  Preferred Stock Option Plan

     On January 1, 1996, BMCA issued options to certain employees to purchase 24,509 shares of Redeemable Convertible Preferred Stock ('Preferred Stock') of BMCA, exercisable at a price of $100 per share. Each share of Preferred Stock is convertible, at the holder's option, into 0.76 shares of common stock. The options vest over seven years. Dividends will accrue on the Preferred Stock from the date of issuance at the rate of 8% per annum. The Preferred Stock is redeemable, at BMCA's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, is subject to repurchase by BMCA under certain circumstances, at a price equal to current Book Value (as defined). The exercise price of the options to purchase Preferred Stock was equal to the estimated fair value per share of the Preferred Stock at the date of grant. No expense is accrued in connection with the preferred stock option plan.

  Stock Appreciation Rights

     GAF has issued stock appreciation rights ('SARs') to certain officers of the Company and its subsidiaries related to 84,761 shares of GAF's Common Stock. The SARs represent the right to receive a cash payment based upon the appreciation in value of the specified number of shares of common stock of GAF over the sum of the determined initial Book Value (as defined) per share of common stock of GAF plus interest on such Book Value at a specified rate. The SARs vest over a five-year period, subject to earlier vesting under certain circumstances including in connection with a change of control. Compensation expense related to SARs was $.1, $.5 and $.9 million for 1994, 1995 and 1996, respectively.

                               G-I HOLDINGS INC.

NOTE 9. BENEFIT PLANS--(CONTINUED)

  Income Appreciation Unit Plan and Book Value Appreciation Unit Plan

     BMCA provides an Income Appreciation Unit Plan, an employee incentive program based on the operating performance of BMCA. Expense accrued for the plan was $1.1, $.2 and $.4 million for 1994, 1995 and 1996, respectively.

     The Income Appreciation Unit Plan was terminated as of December 31, 1996, and the values were frozen as of that date. Participants who hold vested units will be entitled to receive cash payment equal to the value of their vested units as of December 31, 1996 and, as the remaining units become vested, holders will be entitled to receive additional cash payment for such value.

     A BMCA Book Value Appreciation Unit Plan was implemented effective January 1, 1996. Under the plan, employees were granted units which vest over seven years. Upon exercise, employees are entitled to receive a cash payment based on the increase in Book Value (as defined). Expense accrued under this plan for 1996 was $.1 million.

  Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.


     The following table shows the components of the accrued postretirement health care cost obligation related to continuing operations as of December 31, 1995 and 1996:

                                                             DECEMBER 31,
                                                          ------------------
                                                           1995       1996
                                                          -------    -------
                                                          (THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees, dependents and beneficiaries eligible for
     benefits..........................................   $19,435    $11,943
  Active employees fully eligible for benefits.........     1,193      1,131
  Active employees not fully eligible for benefits.....     1,154      1,182
                                                          -------    -------
Total accumulated postretirement benefit obligations...    21,782     14,256
Fair value of plan assets..............................        --         --
Unrecognized prior service cost and net gain...........     5,469      8,793
                                                          -------    -------
Accrued postretirement benefit obligation..............   $27,251    $23,049
                                                          -------    -------
                                                          -------    -------

     Net periodic postretirement benefit cost related to continuing operations included the following components:

                                                     YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                    1994       1995       1996
                                                   ------     ------     ------
                                                   (THOUSANDS)
Service cost....................................   $   86     $   79     $   95
Interest cost...................................    1,409      1,488      1,303
Amortization of net gain from earlier periods...     (290)      (590)      (278)
                                                   ------     ------     ------
Net periodic postretirement benefit cost........   $1,205     $  977     $1,120
                                                   ------     ------     ------
                                                   ------     ------     ------

     For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 1996 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, a 13% and 7% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 1997 for such retirees under and over age 65, respectively. To the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to

                               G-I HOLDINGS INC.

NOTE 9. BENEFIT PLANS--(CONTINUED)

decrease gradually to 7% and 6%, respectively, by the year 2003 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7.75% for 1995 and 1996, respectively.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for continuing operations as of December 31, 1996 by $646,000 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for continuing operations for the year 1996 by $170,000.

NOTE 10. RELATED PARTY TRANSACTIONS

     Mineral Products: BMCA purchases all of its colored roofing granules requirements (except for the requirements of the California roofing plant) from ISP, an affiliate of the Company, under a requirements contract which was renewed in 1996 and is subject to annual renewal unless terminated by BMCA or ISP. Such purchases totaled $42.5, $45.7 and $48.1 million for 1994, 1995 and 1996, respectively. The amount payable to ISP at December 31, 1995 and 1996 for such purchases was $2.7 and $3.5 million, respectively. In addition, in December 1995, USI commenced purchasing substantially all of its requirements for colored roofing granules from ISP (except for the requirements of its Stockton, California and Corvallis, Oregon plants) pursuant to a requirements contract which expires December 31, 1997. Such purchases totaled $.1 million for 1995 and $2.4 million for 1996. The amount payable by USI to ISP for such purchases was $.1 million at each of December 31, 1995 and 1996.

     Management Agreement: The Company is a party to a Management Agreement with ISP (the 'Management Agreement'), which expires December 31, 1997, pursuant to which ISP provides certain general management, administrative and facilities services to G-I Holdings and its subsidiaries, including BMCA, USI and GFC (including the use of the Company's headquarters in Wayne, New Jersey), for which the Company paid ISP a management fee of $4.4, $4.5 and $4.9 million for 1994, 1995 and 1996, respectively. In addition to the management fee, BMCA paid to ISP approximately $.7 million in each of 1994 and 1995 and $.8 million in 1996, primarily for telecommunications and information services, and the Company paid approximately $.3, $.2 and $.5 million to ISP in 1994, 1995 and 1996, respectively, for certain legal services, which in each case were not encompassed within the Management Agreement. In connection with the Separation Transactions, the Management Agreement was modified to incorporate such services, and, in that connection, the total charges for management fees were increased to an annual rate of $5.4 million, effective January 1, 1997.

  Tax Sharing Agreement: See Note 4.

NOTE 11. DISCONTINUED OPERATIONS

     On August 1, 1996, the Company completed the sale of WAXQ, a commercial radio station operated by GAF Broadcasting Company, Inc. ('GAF Broadcasting'), a wholly-owned subsidiary of the Company, for a purchase price of $90 million. The gain on disposal of $43.6 million, after income taxes of $30.6 million, was recorded in the third quarter of 1996. Accordingly, GAF Broadcasting is reported as a discontinued operation.

                               G-I HOLDINGS INC.

NOTE 11. DISCONTINUED OPERATIONS--(CONTINUED)

     As a result of the Separation Transactions, ISP, as well as GAF Broadcasting, are reflected as discontinued operations in the Consolidated Financial Statements. Summary operating results of such discontinued operations are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1994         1995         1996
                                             --------     --------     --------
                                                         (THOUSANDS)
Sales.....................................   $605,567     $697,076     $720,714
                                             --------     --------     --------
                                             --------     --------     --------
Income before income taxes................   $ 72,139     $107,964     $126,299
Income taxes..............................    (26,588)     (39,324)     (45,477)
Minority interest in income of ISP........     (8,640)     (12,306)     (13,713)
                                             --------     --------     --------
Income before extraordinary items.........   $ 36,911     $ 56,334     $ 67,109
                                             --------     --------     --------
                                             --------     --------     --------

                                                 DECEMBER 31,
                                           ------------------------
                                              1995          1996
                                           ----------    ----------
                                                  (THOUSANDS)
Assets
  Current assets........................   $  343,552    $  348,528
  Other noncurrent assets...............      982,968       975,789
                                           ----------    ----------
     Total assets.......................   $1,326,520    $1,324,317
                                           ----------    ----------
                                           ----------    ----------
Liabilities
  Current liabilities...................   $  201,002    $  128,826
  Long-term debt........................      280,254       310,294
  Other noncurrent liabilities..........      188,438       175,999
  Minority interest in ISP..............      113,597       116,230
                                           ----------    ----------
     Total liabilities..................   $  783,291    $  731,349
                                           ----------    ----------
                                           ----------    ----------

NOTE 12. COMMITMENTS AND CONTINGENCIES

     GAF, G-I Holdings and G Industries Corp. are presently dependent upon the earnings and cash flow of their subsidiaries, principally BMCA, in order to satisfy their obligations. As of December 31, 1996, such obligations included $5.3 million of the Discount Notes, $.1 million of the 10% Notes, $333.8 million estimated present value of asbestos liability discussed in Note 1 (before estimated present value of recoveries from products liability insurance policies of approximately $190.5 million), and approximately $163.8 million of various tax and other liabilities, including tax liabilities relating to the Partnership discussed in Note 3. Of such obligations, $78.6 million (net of related insurance recoveries of $17.7 million) is estimated to be payable during 1997. GAF, G-I Holdings and G Industries Corp. expect to obtain funds to satisfy such obligations from, among other things, dividends and loans from subsidiaries (principally BMCA), as to which there are restrictions under the indentures relating to the Deferred Coupon Notes and the 8 5/8% Notes (see Note 8), and from payments pursuant to the Tax Sharing Agreement between GAF and BMCA.

     The discussion as to legal matters involving the Company contained in Item 3, 'Legal Proceedings' is incorporated herein by reference.

     Leases for certain property, plant and equipment at BMCA's Baltimore, Maryland and Chester, South Carolina roofing facilities are accounted for as capital leases (see Note 8). The Company also has operating leases principally for transportation, production and data processing equipment. Rental expense on operating leases for continuing operations was $7.1, $7.0 and $8.3 million for 1994, 1995 and 1996, respectively. Future minimum

                               G-I HOLDINGS INC.

NOTE 12. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

lease payments for properties which were held under long-term noncancelable leases as of December 31, 1996 were as follows:

                                             CAPITAL     OPERATING
                                             LEASES       LEASES
                                             -------     ---------
                                                  (THOUSANDS)
1997......................................   $ 6,862      $ 4,396
1998......................................     6,862        3,126
1999......................................     6,862        1,748
2000......................................     7,302        1,158
2001......................................     8,108          467
Later years...............................    38,964          148
                                             -------     ---------
Total minimum payments....................    74,960      $11,043
                                                         ---------
                                                         ---------
Less interest included above..............   (23,160)
                                             -------
Present value of net minimum payments.....   $51,800
                                             -------
                                             -------

                               G-I HOLDINGS INC.

                         SUPPLEMENTARY DATA (UNAUDITED)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 1995 BY QUARTER                         1996 BY QUARTER
                                       ------------------------------------    ------------------------------------
                                       FIRST     SECOND    THIRD     FOURTH    FIRST     SECOND    THIRD     FOURTH
                                       ------    ------    ------    ------    ------    ------    ------    ------
                                                                        (MILLIONS)
Net sales...........................   $138.6    $177.1    $191.9    $179.6    $166.7    $230.2    $251.6    $203.5
Cost of products sold...............    104.3     127.7     138.6     136.7     124.6     166.2     180.5     151.9
                                       ------    ------    ------    ------    ------    ------    ------    ------
Gross profit........................   $ 34.3    $ 49.4    $ 53.3    $ 42.9    $ 42.1    $ 64.0    $ 71.1    $ 51.6
                                       ------    ------    ------    ------    ------    ------    ------    ------
                                       ------    ------    ------    ------    ------    ------    ------    ------
Operating income....................   $  5.3    $ 14.7    $ 16.4    $  6.8    $  7.1    $ 19.4    $ 22.5    $  9.4
                                       ------    ------    ------    ------    ------    ------    ------    ------
                                       ------    ------    ------    ------    ------    ------    ------    ------
Loss from continuing operations
  before income taxes and
  extraordinary items...............   $(14.7)   $ (6.4)   $ (4.1)   $(16.3)   $(13.7)   $ (3.2)   $ (9.0)   $(11.4)
Income tax benefit..................      5.4       2.0       1.0       9.6       4.7        .8       2.7       3.5
                                       ------    ------    ------    ------    ------    ------    ------    ------
Loss from continuing operations
  before extraordinary items........     (9.3)     (4.4)     (3.1)     (6.7)     (9.0)     (2.4)     (6.3)     (7.9)
                                       ------    ------    ------    ------    ------    ------    ------    ------
Discontinued operations:
  Income from discontinued
    operations, net of income
    taxes...........................     12.1      15.7      14.9      13.6      16.1      19.2      16.8      15.1
  Gain on sale of discontinued
    operation, net of income
    taxes...........................       --        --        --        --        --        --      43.6        --
                                       ------    ------    ------    ------    ------    ------    ------    ------
Income from discontinued
  operations........................     12.1      15.7      14.9      13.6      16.1      19.2      60.4      15.1
                                       ------    ------    ------    ------    ------    ------    ------    ------
Income before extraordinary items...      2.8      11.3      11.8       6.9       7.1      16.8      54.1       7.2
Extraordinary items, net of related
  income tax benefits...............       --        --        --        --      (8.2)       --        --     (22.8)
                                       ------    ------    ------    ------    ------    ------    ------    ------
Net income (loss)...................   $  2.8    $ 11.3    $ 11.8    $  6.9    $ (1.1)   $ 16.8    $ 54.1    $(15.6)
                                       ------    ------    ------    ------    ------    ------    ------    ------
                                       ------    ------    ------    ------    ------    ------    ------    ------

                                                                      SCHEDULE I
                               G-I HOLDINGS INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        G-I HOLDINGS INC. PARENT COMPANY
                      UNCONSOLIDATED STATEMENTS OF INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                               ----------------------------------
                                                                 1994         1995         1996
                                                               --------     --------     --------
                                                                          (THOUSANDS)
Equity in income of subsidiaries............................   $ 33,006     $ 40,430     $ 97,478
Interest expense............................................    (54,139)     (66,152)     (69,147)
Interest income on loans and note receivable from related
  parties...................................................     47,864       52,135       46,452
Other income (expense), net.................................     (1,609)       2,220        3,614
                                                               --------     --------     --------
Income before income taxes and extraordinary items..........     25,122       28,633       78,397
                                                               --------     --------     --------
Income tax (provision) benefit:
     Current................................................     16,218          (20)         (21)
     Deferred...............................................    (13,330)       4,215        6,726
                                                               --------     --------     --------
     Total income tax benefit...............................      2,888        4,195        6,705
                                                               --------     --------     --------
Extraordinary items, net of income tax benefits of $17,275..         --           --      (30,950)
                                                               --------     --------     --------
Net income..................................................   $ 28,010     $ 32,828     $ 54,152
                                                               --------     --------     --------
                                                               --------     --------     --------

                                                                      SCHEDULE I
                               G-I HOLDINGS INC.

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)

                        G-I HOLDINGS INC. PARENT COMPANY
                         UNCONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       DECEMBER 31,
                                                                   ---------------------
                                                                     1995         1996
                                                                   --------     --------
                                                                        (THOUSANDS)
Current Assets:
  Cash and cash equivalents.....................................   $  7,583     $      2
  Investments in trading securities.............................         52           --
  Investments in available-for-sale securities..................        849           --
  Investments in held-to-maturity securities....................     10,398           --
  Other short-term investments..................................     15,837           --
  Other current assets..........................................      1,301        1,289
                                                                   --------     --------
Total Current Assets............................................     36,020        1,291
Note receivable from G Industries Corp..........................    448,507           --
Investment in subsidiaries......................................    100,971      477,812
Deferred income tax benefits....................................      9,239       47,063
Deferred financing costs and other assets.......................     11,172        4,776
                                                                   --------     --------
Total Assets....................................................   $605,909     $530,942
                                                                   --------     --------
                                                                   --------     --------

                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
  Loans payable to related parties, net.........................   $ 42,424     $ 12,693
  Accounts payable and accrued liabilities......................      7,085        9,923
  Payable to related parties, net...............................     26,474       17,965
                                                                   --------     --------
Total Current Liabilities.......................................     75,983       40,581
                                                                   --------     --------
Long-term debt..................................................    509,833        5,382
                                                                   --------     --------
Deferred taxes payable to related party.........................     17,632       31,340
                                                                   --------     --------
Other liabilities...............................................      4,168        7,844
                                                                   --------     --------
Shareholder's Equity (Deficit):
  Common stock, $.01 par value per share; 1,000 shares
     authorized; 100 shares issued and outstanding..............         --           --
  Additional paid-in capital....................................     50,129      455,943
  Excess of purchase price over the adjusted historical cost of
     predecessor company shares owned by GAF's stockholders.....    (72,605)     (72,605)
  Retained earnings.............................................      6,213       54,065
  Cumulative translation adjustment and other...................     14,556        8,392
                                                                   --------     --------
Shareholder's Equity (Deficit)..................................     (1,707)     445,795
                                                                   --------     --------
Total Liabilities and Shareholder's Equity (Deficit)............   $605,909     $530,942
                                                                   --------     --------
                                                                   --------     --------

                                                                      SCHEDULE I
                               G-I HOLDINGS INC.

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)

                        G-I HOLDINGS INC. PARENT COMPANY
                    UNCONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31,
                                               ----------------------------------
                                                 1994         1995         1996
                                               --------     --------     --------
                                                           (THOUSANDS)
Cash and cash equivalents, beginning of
  year......................................   $      1     $ 15,941     $  7,583
                                               --------     --------     --------
Cash provided by operating activities:
  Net income................................     28,010       32,828       54,152
  Extraordinary items.......................         --           --       30,950
  Non-cash interest expense.................     49,499       54,823       38,012
  Non-cash interest income..................    (41,397)     (41,796)     (37,849)
  Deferred income taxes.....................     13,330       (4,215)      (6,726)
  (Increase) decrease in working capital
     items..................................      2,399        1,369        3,041
  Purchases of trading securities...........    (44,260)         (94)        (410)
  Proceeds from sales of trading
     securities.............................     42,511          373          257
  Increase (decrease) in payable to related
     parties................................      2,831       12,869       (5,883)
  Change in investment in and advances to
     affiliates.............................    (55,268)     (47,204)     (73,972)
  Other, net................................      5,083       (1,118)       2,966
                                               --------     --------     --------
        Net cash provided by operating
           activities.......................      2,738        7,835        4,538
                                               --------     --------     --------

Cash provided by (used in) investing
 activities:
  Acquisition of subsidiary.................         --      (27,538)          --
  Purchases of available-for-sale
     securities.............................         --      (65,783)     (11,030)
  Purchases of held-to-maturity
     securities.............................         --      (17,845)     (29,575)
  Purchases of other short-term
     investments............................    (14,592)      (4,565)          --
  Proceeds from sales of available-for-sale
     securities.............................         --       65,645        8,925
  Proceeds from held-to-maturity
     securities.............................         --        7,447       32,876
  Proceeds from other short-term
     investments............................         --        3,320        2,622
                                               --------     --------     --------
        Net cash provided by (used in)
           investing activities.............    (14,592)     (39,319)       3,818
                                               --------     --------     --------
Cash provided by (used in) financing
 activities:
  Repurchase of Discount Notes from ISP
     Holdings...............................         --           --     (178,861)
  Increase (decrease) in loan from parent
     company................................      1,800       (1,800)          --
  Change in loans to/from related parties,
     net....................................     70,807       53,180      258,017
  Financing fees and expenses...............       (514)         (95)      (2,482)
  Dividends paid to parent company..........     (8,130)     (28,159)      (6,491)
  Capital contributions to affiliates.......    (35,575)          --      (86,077)
  Other.....................................       (594)          --          (43)
                                               --------     --------     --------
        Net cash provided by (used in)
           financing activities.............     27,794       23,126      (15,937)
                                               --------     --------     --------
Net change in cash and cash equivalents.....     15,940       (8,358)      (7,581)
                                               --------     --------     --------
Cash and cash equivalents, end of year......   $ 15,941     $  7,583     $      2
                                               --------     --------     --------
                                               --------     --------     --------

                                                                     SCHEDULE II
                               G-I HOLDINGS INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                               YEAR ENDED DECEMBER 31, 1994
                                                  -------------------------------------------------------
                                                   BALANCE      CHARGED TO                     BALANCE
                                                  JANUARY 1,     SALES OR                    DECEMBER 31,
DESCRIPTION                                          1994        EXPENSES     DEDUCTIONS         1994
-----------------------------------------------   ----------    ----------    ----------     ------------
                                                                        (THOUSANDS)
Valuation and Qualifying Accounts
  Deducted from Assets to Which
  They Apply:
        Allowance for doubtful accounts........    $  1,251      $    666      $      9(a)     $  1,908(b)
        Allowance for discounts................      17,041        56,988        58,594          15,435
        Reserve for inventory market
           valuation...........................         574           222           192             604

                                                                    YEAR ENDED DECEMBER 31, 1995
                                                  -----------------------------------------------------------------
                                                   BALANCE      CHARGED TO                               BALANCE
                                                  JANUARY 1,     SALES OR                              DECEMBER 31,
DESCRIPTION                                          1995        EXPENSES     DEDUCTIONS     OTHER         1995
-----------------------------------------------   ----------    ----------    ----------    -------    ------------
                                                                             (THOUSANDS)
Valuation and Qualifying Accounts
  Deducted from Assets to Which
  They Apply:
        Allowance for doubtful accounts .......    $  1,908      $    478      $    920(a)  $ 1,751(c)   $  3,217(b)
        Allowance for discounts................      15,435        65,057        61,695          --        18,797
        Reserve for inventory market
           valuation...........................         604            --            30          --           574

                                                               YEAR ENDED DECEMBER 31, 1996
                                                  -------------------------------------------------------
                                                   BALANCE      CHARGED TO                     BALANCE
                                                  JANUARY 1,     SALES OR                    DECEMBER 31,
DESCRIPTION                                          1996        EXPENSES     DEDUCTIONS         1996
-----------------------------------------------   ----------    ----------    ----------     ------------
                                                                        (THOUSANDS)
Valuation and Qualifying Accounts
  Deducted from Assets to Which
  They Apply:
        Allowance for doubtful accounts........    $  3,217      $    716      $  1,959(a)     $  1,974(b)
        Allowance for discounts................      18,797        73,936        70,265          22,468
        Reserve for inventory market
           valuation...........................         574         2,025            90           2,509

------------------
Notes:

(a) Represents write-offs of uncollectible accounts net of recoveries.

(b) The balance at December 31, 1994 principally represents a reserve for receivables sold to a trust (see Note 5 to Consolidated Financial Statements) and is reflected in the Consolidated Balance Sheets as a reduction of 'Accounts receivable, other.' The balances at December 31, 1995 and 1996, in addition to representing such reserve for receivables sold to a trust include a reserve of $1,261,000 and $647,000, respectively, related to USI trade receivables.

(c) Represents balance acquired in an acquisition.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
  3.1    -- Certificate of Incorporation of G-I Holdings (incorporated by reference to Exhibit 3.1 to G-I Holdings' Annual Report on Form 10-K
            for the year ended December 31, 1989 (the '1989 10-K')).

  3.2 -- By-laws of G-I Holdings (incorporated by reference to Exhibit 3.2 to the 1989 10-K).

  4.1    -- Indenture, dated as of October 5, 1993 (the 'Discount Notes
            Indenture'), between G-I Holdings and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of G-I Holdings (Registration No.
            33-72220) (the 'Discount Notes Registration Statement')).

  4.2    -- First Supplemental Indenture dated as of October 18, 1996 to the
            Discount Notes Indenture.

  4.3 -- Indenture, dated as of February 14, 1996 ('10% Note Indenture'), between G-I Holdings and The Bank of New York, as trustee
            (incorporated by reference to Exhibit 4.1 to the Registration
            Statement on Form S-4 of G-I Holdings (Registration No. 333-2436)
            (the 'G-I Holdings Registration Statement')).

  4.4    -- First Supplemental Indenture dated as of October 18, 1996 to the 10%
            Note Indenture.

 10.1    -- Indenture, dated as of December 9, 1996, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration on Form S-4 (Registration No. 333-20859) (the
            'Senior Notes Registration Statement')).

 10.2    -- Indenture dated as of June 30, 1994 between BMCA and The Bank of New
            York, as trustee (incorporated by reference to Exhibit 4.1 to the Deferred Coupon Note Registration Statement).

 10.3    -- Management Agreement, dated as of March 3, 1992 ('Management
            Agreement'), among GAF, G-I Holdings, G Industries, ISP, GAFBMC and
            GAF Broadcasting Company, Inc. (incorporated by reference to Exhibit
            10.9 to the Registration Statement on Form S-4 of G-I Holdings
            (Registration No. 33-72220)).

 10.4    -- Amendment No. 1, dated as of January 1, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.10 to G-I
            Holdings' Annual Report on Form 10-K for the year ended December 31,
            1993).

 10.5    -- Amendment No. 2, dated as of May 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.1 to G-I
            Holdings' Quarterly Report on Form 10-Q for the quarter ended July
            3, 1994).

 10.6    -- Amendment No. 3, dated as of December 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.4 to ISP's Annual
            Report on Form 10-K for the year ended December 31, 1994).

 10.7    -- Amendment No. 4, dated as of December 31, 1995, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to G-I
            Holdings' Registration Statement on Form S-4 (Registration No.
            333-2436)).

 10.8    -- Amendment No. 5, dated as of October 18, 1996, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to ISP
            Holdings' Registration Statement on Form S-4 (Registration No.
            333-17827)).

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
 10.9    -- Amendment No. 6, dated as of January 1, 1997, to the Management
            Agreement (incorporated by reference to Exhibit 10.8 to the Senior
            Notes Registration Statement).

 10.10   -- Tax Sharing Agreement, dated as of January 31, 1994, among GAF, G-I
            Holdings and BMCA (incorporated by reference to Exhibit 10.6 to BMCA's Registration Statement on Form S-4 (Registration No.
            33-81808) (the 'Deferred Coupon Note Registration Statement').

 10.11   -- Tax Sharing Agreements between GAF and G-I Holdings, and between G-I
            Holdings and G Industries (incorporated by reference to Exhibit
            10.11 to the Discount Notes Registration Agreement).

 10.12   -- Form of Option Agreement relating to Series A Cumulative Redeemable
            Convertible Preferred Stock of BMCA (incorporated by reference to
            Exhibit 10.9 to BMCA's Annual Report on Form 10-K for the year ended
            December 31, 1996 ('BMCA's 1996 Form 10-K')*

 10.13   -- Stock Appreciation Right Agreement dated January 1, 1997 between GAF
            Corporation and Sunil Kumar (incorporated by reference to Exhibit
            10.11 to BMCA's 1996 Form 10-K)*

 10.14   -- Amended and Restated Stock Appreciation Right Agreement dated
            January 1, 1997 between GAF Corporation and Sunil Kumar
            (incorporated by reference to Exhibit 10.12 to BMCA's 1996 Form
            10-K)*

 21      -- Subsidiaries of G-I Holdings.

 27      -- Financial Data Schedule for fiscal year 1996, which is submitted electronically to the Securities and Exchange Commission for information only.

 28      -- Stipulation of Settlement between the Class of Claimants and
            Defendants represented by the Center for Claims Resolution dated
            January 15, 1993 (incorporated by reference to Exhibit 28.1 to G-I
            Holdings' Form 8-K reporting an event on January 5, 1993).

------------------
* Management and/or compensatory plan or arrangement.